Form 10-Q
period 1999-08-31
5 STARLIVING ONLINE INC
filed 1999-10-28
CIK 1091326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   August 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to  ______________________


Commission File Number
                       ---------------------------------------------------------


                            5 STARLIVING ONLINE, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               33-0814123
---------------------------------------   --------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

             8717 16th Avenue South West, Seattle, Washington 98116
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 763-8653
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No ___

4,250,000 Common Shares were outstanding as of October 15, 1999

                            5 STARLIVING ONLINE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                    Condensed Balance Sheet
                       August 31, 1999 (Unaudited) and
                          May 31, 1999                                         3

                    Statements of Income
                       Three months ended August 31,
                          1999 and 1998 (Unaudited)                            4

                    Statement of Stockholders' Equity
                       For the quarter ended August 31,
                          1999                                                 5

                    Condensed Statements of Cash Flows
                       Three months ended August 31,
                          1999 and 1998                                        6

                    Selected Notes to Condensed Financial
                       Statements (Unaudited)                                  7


   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8


PART II. OTHER INFORMATION                                                     9

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                             5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                                           JUNE 1/99-AUGUST 31/99    May 31, 1999
ASSETS

         CURRENT ASSETS
              Cash:                                                              $   25,419            $   40,178
                                                                                 ----------            ----------
                   Total current assets:                                             25,419                40,178
                                                                                 ----------            ----------

         TOTAL ASSETS                                                            $   25,419            $   40,178
                                                                                 ==========            ==========



LIABILITIES & STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES                                                     $       --            $       --

         COMMITMENTS & CONTINGENCIES                                                     --                    --

         STOCKHOLDERS' EQUITY
               Preferred stock, 20,000,000 shares authorized, $0.0001 par value;
                    no shares issued and outstanding                                     --                    --
               Common stock, 80,000,000 shares authorized, $0.0001 par value;
                    4,250,000 shares issued and outstanding                             425                   425
               Additional paid-in-capital                                            59,575                59,575
               Deficit accumulated during development stage                         (34,581)              (19,822)
                                                                                 ----------            ----------
               TOTAL STOCKHOLDERS' EQUITY                                            25,419                40,178
                                                                                 ----------            ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   25,419            $   40,178
                                                                                 ==========            ==========

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                  For the Year Ended May 31, 1999    June 1, 1999 - August 31, 1999
REVENUES                                                    $         --                      $         --
                                                            ------------                      ------------
EXPENSES
        Consulting                                                14,229                                --
        Filing fees                                                3,005                               304
        Legal and professional                                     2,000                            13,373
        Office expense                                                88                               821
        Transfer agent                                               500                               553
                                                            ------------                      ------------
               TOTAL EXPENSES                                     19,822                            15,051
                                                            ------------                      ------------

NET LOSS FROM OPERATIONS                                         (19,822)                          (15,051)

INCOME TAXES                                                          --                                --

NET LOSS                                                         (19,822)                          (15,051)

ACCUMULATED DEFICIT, BEGINNING BALANCE                                --                           (19,822)
                                                            ------------                      ------------

ACCUMULATED DEFICIT, ENDING BALANCE                         $    (19,822)                     $    (34,873)
                                                            ============                      ============

        NET LOSS PER COMMON SHARE                           $      (0.01)                     $     (0.001)
                                                            ============                      ============
        WEIGHTED AVERAGE NUMBER OF
               COMMON STOCK SHARES OUTSTANDING                 3,008,334
                                                            ============


   The accompanying notes are an integral part of these financial statements.

                            5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      For the quarter ended August 31, 1999

                                                   Common Stock
                                             -------------------------     Additional                          Total
                                               Number                       Paid-In       Accumulated      Stockholders'
                                             of Shares       Amount         Capital         Deficit           Equity
                                             ---------    ------------    ------------    ------------     ------------
Issuance of common stock
        for cash at $.0025 per share            40,000    $          4    $         96    $         --     $        100

Issuance of common stock
        from sale of private placement
        for cash at $.0025 per share         3,960,000             396           9,504              --            9,900

Issuance of common stock
        from sale of private placement
        for cash at $.20 per share             250,000              25          49,975              --           50,000

Loss for period ending,
        August 31, 1999                             --              --              --         (34,873)         (34,873)
                                             ---------    ------------    ------------    ------------     ------------
Balance
        August 31, 1999                      4,250,000    $        425    $     59,575    $    (34,873)    $     25,127
                                             =========    ============    ============    ============     ============


   The accompanying notes are an integral part of these financial statements.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                          June 1,1999 - August 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                      $   (34,873)
                                                                      -----------

Net cash (used) in operating activities                                   (34,873)
                                                                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                           --
                                                                      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from sale of common stock                                 60,000
                                                                      -----------

Net cash provided by financing activities                                  60,000
                                                                      -----------

Change in cash                                                             25,127

Cash, beginning of period                                                      --
                                                                      -----------

Cash, end of period                                                   $    25,127
                                                                      ===========
Supplemental disclosures:

Interest paid                                                         $        --
                                                                      ===========
Income taxes paid                                                     $        --
                                                                      ===========


   The accompanying notes are an integral part of these financial statements.

                            5 STARLIVING ONLINE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of August 31, 1999, the statement of operations for the three-month periods ended August 31, 1999 and 1998, and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the period ended August 31, 1999 are not necessarily indicative of the operating results for the full year.

                       JURAK CORPORATION WORLD WIDE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         The Company has devoted all of its efforts in the past three months to the completion of its web site and database. There has been no income in quarter ended August 31, 1999. There were expenses of $15,051, for a net loss in the quarter ended August 31, 1999 of $15,051, or, $.001 per share.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended August 31, 1999.

                                    SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       5 STARLIVING ONLINE, INC.



Date October 15, 1999                  By: /s/ Paul Hayward
                                           -------------------------------------
                                           President and Director