Form 10-Q
period 1999-11-30
5 STARLIVING ONLINE INC
filed 2000-01-26
CIK 1091326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 1999
                               -------------------------------------------------

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

                 10612 Aquaway South, Seattle, Washington 98168
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 261-3231
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No ___

4,250,000 Common Shares were outstanding as of November 30, 1999

                            5 STARLIVING ONLINE, INC.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                    Condensed Balance Sheet
                       November 30, 1999 (Unaudited)                           3

                    Statements of Income
                       Three months ended November 30,
                          1999 (Unaudited)                                     4

                    Statement of Stockholders' Equity
                       For the quarter ended November 30,
                          1999                                                 5

                    Condensed Statements of Cash Flows
                       Three months ended November 30,
                          1999                                                 6

                    Selected Notes to Condensed Financial
                       Statements (Unaudited)                                  7


   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8


PART II. OTHER INFORMATION                                                     9

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS



                             5 STARLIVING ONLINE INC
                       (A DEVELOPMENT STAGE CORPORATION )
                                  BALANCE SHEET
                         SEPTEMBER 1/99 - NOVEMBER 30/99

ASSETS

         CURRENT ASSETS:

         CASH:                                                                          $18,290.00
         TOTAL CURRENT ASSETS:                                                          $18,290.00

         TOTAL ASSETS:                                                                  $18,290.00



LIABILITIES & STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES                                                            $    -0-

         COMMITMENTS & CONTINGENCIES                                                    $    -0-

         STOCKHOLDERS EQUITY

         PREFERRED STOCK 20,000,000 SHARES AUTHORIZED, $0.0001 PAR VALUE
         NO SHARES ISSUED AND OUTSTANDING.
         COMMON STOCK, 80,000,000 SHARES AUTHORIZED, $0.0001 PAR VALUE
         4,250,000 SHARES ISSUED AND OUTSTANDING.                                      $   425.00
         ADDITIONAL PAID-IN-CAPITAL                                                    $59,575.00
         DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                 ($41,710.00)
         TOTAL STOCKHOLDERS EQUITY                                                     $18,290.00

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $18,290.00

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      September 1,1999 - November 30, 1999

REVENUES                                                           $     -

EXPENSES
              Consulting                                           $     -
              Filing fees                                          $   710
              Legal and professional                               $ 5,000
              Office expenses                                      $   764
              Transfer agent                                       $   363

              TOTAL EXPENSES                                       $ 6,837

NET LOSS FROM OPERATIONS                                           $ 6,837

INCOME TAXES                                                       $     -

NET LOSS                                                          ($ 6,837)

ACCUMULATED DEFICIT, BEGINNING BALANCE                            ($34,873)

ACCUMULATED DEFICIT, ENDING BALANCE                               ($41,710)

              NET LOSS PER SHARE                                    -0.001

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     For the quarter ended November 30, 1999



                                                    Common Stock
                                              ------------------------      Additional                             Total
                                                Number                       Paid-In         Accumulated        Stockholders'
                                              of Shares        Amount        Capital           Deficit             Equity
                                              ---------        ------        -------           -------             ------
Issuance of common stock
      for cash at $.0025 per share               40,000         $  4        $      96           $      -          $    100

Issuance of common stock
      from sale of private placement
      for cash at $.0025 per share            3,960,000          396            9,504                  -             9,900

Issuance of common stock
      from sale of private placement
      for cash at $.20 per share                250,000           25           49,975                  -            50,000

Loss for quarter ending,
      November 30, 1999                               -            -                -            (41,710)          (41,710)
                                              ---------         ----        ---------           --------        -  -------
Balance
      November 30, 1999                       4,250,000         $425        $  59,575           $(41,710)         $ 18,290
                                              =========         ====        =========           ========          ========

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                INCOME STATEMENT
                      September 1,1999 - November 30, 1999



CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                       $(6,837)
                                                                     -------

Net cash (used) in operating activities                               (6,837)
                                                                     -------

CASH FLOWS FROM INVESTING ACTIVITIES                                       -
                                                                     -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of common stock                              60,000
                                                                     -------

Net cash provided by financing activities                             60,000
                                                                     -------

Change in cash                                                         6,837

Cash, beginning of period                                             25,127
                                                                     -------

Cash, end of period                                                  $18,290
                                                                     =======

Supplemental disclosures:

Interest paid                                                        $     -
                                                                     =======
Income taxes paid                                                    $     -
                                                                     =======

   The accompanying notes are an integral part of these financial statements.

                            5 STARLIVING ONLINE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of November 30, 1999, the statement of operations for the three-month period ended November 30, 1999 and the condensed statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the period ended November 30, 1999 are not necessarily indicative of the operating results for the full year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


         The company has devoted all of its efforts in the past 3 months in refining its database program. There has been no income in quarter ended November 30, 1999. There were expenses of $6,837, for a net loss in the quarter ended November 30, 1999 of $6,837, or, $.001 per share.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended November 30, 1999.

                                    SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       5 STARLIVING ONLINE, INC.



Date January 14, 2000                  By: /s/ Paul Hayward
                                           -------------------------------------
                                           President and Director