Form 10-Q
period 2000-02-29
5 STARLIVING ONLINE INC
filed 2000-04-10
CIK 1091326

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:    FEBRUARY 29, 2000

Commission File Number:            000-26875


                             5 STARLIVING ONLINE INC.
            (Exact name of registrant as specified in its charter)

      Delaware                                 33-0814123
(State of incorporation)              (IRS Employer Identification No.)


                            10612 Aqua Way South
                            Seattle,WA U.S.A.  98168
                    (Address of principal executive offices)

                            (206) 261-3231
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  Common Stock, $0.001 Par Value - 8,000,000 shares as of  FEBRUARY 29, 2000.

                         PART I. - FINANCIAL INFORMATION

                           5 STARLIVING ONLINE INC.
         			                    BALANCE SHEET
                              February 29, 2000
                               ______________

(Amounts in thousands, except per share data)


ASSETS

Current Assets

  Cash                                  $  154,805
  Accounts Receivable Trade                ---
  Inventories                              ---
  Prepaid Expenses                         ---
  Other Current Assets                     ---
                                           ______

Total Current Assets                    $  154,805

                                           ______

TOTAL ASSETS                            $  154,805



LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities

  Accounts Payable                      $ ---
  Accrued Compensation                    ---
  Other Accrued Liabilities               ---
                                         _____

Total Current Liabilities                 ---

Long Term Debt                          $ 150,000

Stockholder's Equity (Deficiency)
   Preferred stock 20,000,000
   Authorize par value $.0001 per
   share. No preferred shares issued
   and outstanding. Common stock
   par value $.0001 per share
   Authorized 80,000,000 shares
   Issued and outstanding -
   8,000,000 	                          $     800
 Capital in excess of par value         $  59,575
 Accumulated deficit                    $ (55,570)

Total Stockholders' Equity              $   4,805

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $   4,805

See Accompanying Notes to Financial Statements


                            5 STARLIVING ONLINE INC.
                 STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                   FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000

(Amounts in thousands, except per share data)


Net Sales                        $  ---

Cost of goods sold               $  ---

Gross Profit (Loss)              $ (13,860)

Expenses
  Consulting fees                $  ---
  Filing fees                    $  ---
  Legal and professional         $   9,338
  Office expenses                $   4,522
  Transfer agent                 $  ---
                                 _______

TOTAL EXPENSES:                  $  13,860

Operating Loss                   $ (13,860)
Interest Expense                 $ ---
Other Expense                    $ ---
                                 ________

Net Loss                         $ (13,860)

Accumulated Deficit -
 Beginning of Period             $ (41,710)
                                 ________
Accumulated Deficit -
 End of Period                   $ (55,570)

Net Loss per share               $  (.007)

See Accompanying Notes to Financial Statements


                              5 STARLIVING ONLINE INC.
                          STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED FEBRUARY 29, 2000


                    Number             Add. paid-  Accumlated Total Stock-
                    of Shares  Amount  in Capital  Deficit    holder's Equity

Issuance of common
stock for cash at
$.0025 per share      40,000   $   4   $    96      ---        $    100

Issuance of common
stock from sale of
private placement
for cash at $.0025
per share          3,960,000   $ 390   $  9,504     ---        $  9,900

Issuance of common
stock from sale of
private placement
for cash at $.20
per share	           250,000   $  25   $ 49,975     ---        $ 50,000

Issuance of common
stock pursuant to
management agreement
for cash at $.0001
per share          3,750,000   $ 375     ---        ---        $    375

Loss for quarter
ending February 29/00  ---      ---      ---      $ (55,570)  $ (55,570)
                     _______   _______  _______  __________   __________

Balance
February 29, 2000: 8,000,000   $ 800   $ 59,575   $ (55,570)  $   4,805



                            5 STARLIVING ONLINE INC.
                                INCOME STATEMENT

                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000

(Amounts in thousands)


Cash Flow From Operating Activities:
   Loss From Operations                              $ (13,860)


Net Cash Used In Operating Activities                $ (13,860)

Cash Flow From Investing Activities:
   Capital expenditures                              $  ---

Net Cash Used In Investing Activities                $  ---

Cash Flow From Financing Activities:
   Loan, other                                       $ 150,375

Net Cash Provided From Financing Activities          $ 150,375

Change in Cash                                       $ 136,515

Cash at Beginning of Period                          $  18,290

Cash at End of Period                                $ 154,805

See Accompanying Notes to Financial Statements

                            5 STARLIVING ONLINE INC.
                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 29, 2000

Note 1. Condensed Financial Statements

      The condensed balance sheet as of February 29, 2000, the Statement of Operations for the three-month period ending February 29, 2000, and the condensed Statement of Cash Flows (Income) for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 29, 2000, and for all periods presented, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the period ended February 29, 2000, are not necessarily indicative of the operating results for full year.

                              5 STARLIVING ONLINE INC
                              MANAGEMENT'S DISCUSSION
                             AND RESULTS OF OPERATIONS
              			                FEBRUARY 29, 2000

The Company has devoted all of its efforts in the past 3 months to refining its branding strategy. There has been no income in the quarter ended February 29, 2000. There were expenses of $13,860, for a net loss in the quarter ended February 29, 2000 of $13,860.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.

Item 6.  Exhibits and Reports on Form 8-K

         b) No reports on Form 8-K were filed during the three months ended November 30, 1999.

                            			5 STARLIVING ONLINE INC.
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     5 STARLIVING ONLINE INC.
Date: April 4, 2000
                                                     By: /s/ PAUL HAYWARD
                                                     ------------------------
                                              				   Chief Executive Officer