Form 10-K
period 2000-05-31
5 STARLIVING ONLINE INC
filed 2000-08-29
CIK 1091326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            		     Washington, D.C. 20549
                                  			 FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required) for the fiscal year ended May 31, 2000
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) for the transition period from May 31, 1999 to May 31, 2000
          Commission File Number 000-26875

                             5 STARLIVING ONLINE INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                          33-0814123
           (State or other jurisdiction of   	      (I.R.S. Employer
            incorporation or organization)          Identification No.)

                  10229 19th Ave SW
                Seattle, Washington                      98146
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (206) 261-3231

          Securities registered pursuant to Section 12(g) of the Act:


                                Common Shares

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.     Yes    X    No
                     ---      ---

    The aggregate market value of voting stock held by nonaffiliates of the registrant is $0 and the number of shares of common stock outstanding is 8,046,805 as of May 31, 2000.

                                 PART I

BUSINESS OVERVIEW
[CAPTION]

5 Starliving Online Inc. (web site: 5starliving.com) is a Seattle, WA, based corporation that provides a fee-based introduction service for buyers and sellers of luxury goods and services online. 5 Starliving Online Inc.'s content is focused on the "Affluent" lifestyle, a market that is currently not being serviced effectively over the Internet. The Company has developed a community of web sites and support systems that cater to the specific needs of wealthy consumers and businesses by offering its members information.

5 Starliving Online Inc.'s web sites are designed to provide an unlimited amount of listings from all over the world. This strategy enables 5starliving.com to capture a significant percentage of market penetration by providing the first international market presence. As part of its Business to Business (B2B) corporate strategy, 5 Starliving Online Inc. has created several strategic alliances within the luxury goods/service sector. The Company aims to be a recognized leader in this segment by offering its partners an opportunity to add additional revenue sources through a "Clicks and Mortar" business model.

The web site affords advertisers who wish to be considered by the wealthy consumer an opportunity to strategically broadcast their products and services to a qualified audience. 5starliving.com sells lifestyle, the art of living and an experience of the best which the world has to offer. The Company offers the highest levels of client service on a personal and technical level.

The target market is global. 5starliving.com is going for maximum penetration of all continents as quickly as possible in order to capture a significant market share. The company is developing strategic alliances internationally with key local players.

The number of people using the Internet continues to grow at a pace faster than any communications medium in the history of humankind. Affluent Internet users are extremely receptive to a high-end, deluxe goods and services web site designed to cater to their unique needs. It is this audience which 5starliving.com will address.

5starliving.com has created a solid foundation for future growth. With the rapid changes taking place in technology, the Company states that it will be on the look out for new companies, products and mediums which will enhance the valuation of the company, serve its customers better and create brand name recognition for "5starliving.com".

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of 5 Starliving Online Inc. as of May 31, 2000 are shown below. Each of the executive officers has been continuously employed by the Company for at least two years and has a term of office until the 2000 Annual General Meeting.


                                    Number			                    Number
                            	       Of years                  			Of Years
	  	             Present		          In	          Date of        	with
Name	  	         Position  	  	     Office       Birth    	     	Company
--------------   ----------------   ---------    --------------  ---------

Kali Palmer      Director           2 years      May 21, 1970    3 years

Paul Hayward     President
                 Treasurer
                 Secretary          2 years      May 29, 1949    3 years


                                     PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades under the symbol HTHV and is listed on the following stock exchanges in the United States: NASDAQ - OTC/BB.

The approximate number of shareholders of record and beneficial owners of the Company's common stock as of May 31, 2000, was estimated to be 100.

BALANCE SHEETS
[CAPTION]

<S
			                           	May 31, 2000	         	May 31, 1999

CURRENT ASSETS


Cash		                       		$  44,274	           		$   40,178

Related party note
Receivable	                   	   12,862           			     --

Total assets                			   57,136 	          		     40,178


LIABILITIES AND STOCKHOLDERS'
EQUITY DEFICIT


CURRENT LIABILITIES

Related party note payable 	 	   154,959	             		   --

Total Liabilities                254,959 			               --


STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 20,000,000
Shares authorized, $.0001 par value;
No shares issued and outstanding.

Common stock, 80,000,000 shares
Authorized, $.0001 par value;
8,046,805 shares and 4,250,000
shares issued and outstanding,
respectively                			     805		                   425

Additional paid-in capital     		59,575		             	  59,575

Deficit accumulated during the
Developmental stage		          (158,203)        		    	 (19,822)

Total Stockholders' Equity
(Deficit)	                      (97,823)            			   40,178

Total Liabilities and
Stockholders' Equity (Deficit)   $57,136            			   40,178

STATEMENTS OF OPERATIONS
[CAPTION]

			                     	For the year    	From June 8/98   	From June 8/98
			                     	Ended 	          (inception) to   	(inception) to
	                     			May 31, 2000    	May 31, 1999     	May 31, 2000

EXPENSES

Salaries		                		$  16,000        		$  14,229	       	$  30,229
Consulting			                  48,631             -	           	    48,631
Filing Fees			                  2,881		            3,005     		      5,886
Legal and professional	    	   47,692       	      2,000       	    49,692
Office Expense		  	            16,805		               88		          16,893
Transfer Agent		          	     1,875		              500	     	      2,375

TOTAL EXPENSES	           		$ 133,884        		$  19,822       		$ 153,706

LOSS FROM OPERATIONS      		 (133,884)       		  (19,822)      		 (153,706)


OTHER INCOME (EXPENSE)

Interest Income			                363          		 --     	  	          363
Interest Expense		  	          (4,959)          	 -- 	         	    (4,959)
Miscellaneous Income	   	          99         	 	 --	 	                 99

TOTAL OTHER INCOME	  	         (4,497)          	 --	 	             (4,497)

LOSS BEFORE INCOME TAXES	    (138,381)           (19,822)      		 (158,203)

INCOME TAXES    			          --		                 --		             --

NET LOSS		                 	$(138,381)	       	$ (19,822)		      $(158,203)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	         	$   (0.02)     	  	$   (0.01)      		$   (0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTST. BASIC/DILUTED      		6,135,824         		3,008,334       		4,402,232


MANAGEMENT'S REPORT

The Company has devoted all of its efforts in the past 12 months to refining its branding strategy and database program. It is currently developing an Internet marketing strategy for 2000-2001.


5 STARLIVING ONLINE INC.'S STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------
       	              	Year ended	        Year ended	       From June 8/98
		                    	May 31, 2000      	May 31/99        	May 31, 2000
-------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net Loss 		            	 	 (138,381)        (19,822)        		(158,203)

Increase in notes rec.      (12,500)	       --                 (12,500)

Payment of expenses from
Issuance of stock	 	            380          --    	     	         380

Net cash (used) in
operating activities 	     (150,501)    		  (19,822)	        	(157,823)


CASH FLOWS FROM INVESTING
ACTIVITIES		                --	            	 --               	--


CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from note payable	 150,000		        --             		  150,000

Proceeds from sale of
Common stock           			  --           	   60,000         	    60,000

Net cash provided by
Financing activities    		  150,000     		   60,000	         	  210,000

Change in cash		               (501)   	 	   40,178	  	          52,177

Cash, begin. of period	  	   40,178       	  --                   --

Cash, end of period		     	$ 39,677      		$ 40,178	           $ 52,177

Supplemental disclosures:

Interest paid		            	--	             	--                 		--
Income taxes paid	        		--             		--	                 	--

Non-cash transactions:
Issuance of common stock for
Consulting services	     		$    380        		--	               	$   380

5 STARLIVING ONLINE INC. STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

 					                                               Deficit      	Total
                   No. of        	     Add Paid-     Acc. during  	Shareholder
                   Shares  	Amount     in Capital    dev. stage   	Equity
-------------------------------------------------------------------------------
Issuance of common
stock for cash at
$.0025 per share    40,000        4     $     96      --                  100

Issuance of common stock
From sale of private
Placement for cash at
$.0025 per share
                 	3,960,000      396        9,504      --		              9,900

Issuance of common stock
From sale of private
Placement for cash at
$.20 per share
                     250,000	      25 	     49,975     --               50,000

Loss for period ending
May 31, 1999
                    	--          --  	       --       (19,822)        (19,822)

Balance, May 31/99
                   4,250,000       425	     59,575    (19,822) 	      (40,178)

Issuance of common stock
For services at $.001
Per share
                    3,796,805       380	       --       --   		            380

Loss for year ending
May 31, 2000          --           --          --      (138,381)     (138,381)

Balance (deficit),
May 31, 2000       		8,046,805       805	     59,575    (158,203)     (97,823)

------------------------------------------------------------------------------

ORGANIZATION AND DESCRIPTION OF BUSINESS


5 STARLIVING ONLINE, INC., formerly HiTech Investment, Inc., (hereinafter "the Company"), was incorporated on June 8, 1998 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic commerce venture. The Company is implementing the consumer, industrial and business to business purchasing network whereby companies will be able to introduce their products for sale via the website. The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia. The Company's fiscal year end is May 31.

On April 9, 1999 the Company amended its articles of incorporation to reflect the name change to 5 Starliving Online, Inc.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Development Stage Activities

The Company has been in the development stage since its formation in June of 1998 and has not yet realized any revenues from its planned operations. It is primarily engaged in the pursuit of high technology opportunities and alliances for the establishment and development of an internet electronic commerce venture.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at May 31, 2000.

Compensated Absences

As the Company is still in the development stage, it currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Provision for Taxes

At May 31, 2000, the Company had net operating losses of approximately $155,000 since its inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $138,381 for the year ended May 31, 2000 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its internet electronic commerce venture. Management has plans to seek additional capital through a private placement of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - COMMON STOCK

During the period from June 8, 1998 (inception) to May 31, 1999, 4,250,000 shares of common stock were sold, (4,000,000 at $.0025 per share, and 250,000 at $.20 per share), under Regulation D, Rule 504.

On November 30, 1999, the Company entered into a management agreement which provided specific services to the Company in exchange for 3,750,000 shares of the Company's common stock. These shares are restricted by Rule 144 of the Securities Act of 1933 and are restricted as to public transfer for a minimum period of one year. Of the total shares issued, 3,750,000 shares were issued to officers and directors of the Company.

On February 29, 2000, the Company entered into a consulting agreement that provided specific services to the Company in exchange for 35,693 shares of the Company's common stock. These shares are restricted by Rule 144 of the Securities Act of 1933 and are restricted as to public transfer for a minimum period of one year.

On March 31, 2000, the Company entered into a purchase agreement in exchange for 11,112 shares of the Company's common stock. These shares are restricted by Rule 144 of the Securities Act of 1933 and are restricted as to public transfer for a minimum period of one year. Subsequently, the agreement was not finalized and it is management's intent to reacquire the shares issued.

NOTE 4 - PREFERRED STOCK

The Company's preferred stock has not been issued. The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock, which contains no voting privileges and is not entitled to accrued dividends or conversion into shares of the Company's common stock.

NOTE 5 - STOCK OPTIONS

In November 1999, the Company adopted a Stock Option Incentive Plan ("November 1999 Plan"). The plan allows management to grant up to 800,000 shares of common stock at its discretion.

In November 1999, management granted options from the November 1999 plan for 390,000 shares of common stock to Mola Investments Ltd. ("Mola") for strategic advisory and introduction services. These options are available for exercise at the sole discretion of Mola.

In February 2000, the Company adopted a second Stock Option Incentive Plan ("February 2000 Plan"). This plan allows the Company to distribute up to 3,500 shares of common stock at the discretion of the board of directors.

In March 2000, management granted options from the November 1999 Plan for 110,000 shares of common stock to Eileen Hayward for notes payable. These options are available for exercise at the sole discretion of Ms. Hayward. See Note 6.

SUMMARY OF STOCK OPTIONS

Following is a summary of the stock options for the years ended May 31, 1999 and 2000.

			                         	Number of Shares	 	Weighted Average Ex. Price

Options outstanding and
exercisable at 5-31-1999	    --               		--

Outstanding at 6-1-1999   	 	--	               	--

Granted	                  			503,500		         	0.2753
Exercised	                  	--               		--
Forfeited			                	--	              		--
Outstanding at 5-31-2000	   	503,500	         		0.2753

Options exercisable
at 5-31-2000	              		503,500	         		0.2753

Weighted average fair value
of options granted during the
fiscal year ended May 31/00  ---------
                           	$ 0.2753

NOTE 6 - RELATED PARTIES

The Company occupies office space provided by Paul Hayward, the president of the Company at no charge. The value of this space is not considered materially significant for financial reporting purposes.

In March 2000, the Company adopted a stock option plan for shares exercisable by Ms. Eileen Hayward for a $150,000 note payable. Ms. Hayward is the mother of Paul Hayward, the Company's president. See Note 8.


In February 2000, the Company lent $12,500 to director Kali Palmer.
See Note 7.


NOTE 7 - NOTES RECEIVABLE

In February 2000, the Company lent $12,500 to Kali Palmer, a director of the Company. This uncollateralized note is due on February 15, 2001 with an annual interest rate of 10%. At May 31, 2000, $362 of interest was accrued to the note receivable.

NOTE 8 - NOTES PAYABLE

In February 2000, the Company borrowed $150,000 from Eileen Hayward, a related party. This uncollateralized note is due on February 1, 2001, with an annual interest rate of 10%. At May 31, 2000, $4,959 of interest expense was accrued to the note payable.

NOTE 9 -  YEAR 2000 ISSUES

Like other companies, 5 Starliving Online, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc.

Board of Directors
5 Starliving Online, Inc.
Seattle, WA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of 5 Starliving Online, Inc. (a development stage enterprise), as of May 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended May 31, 2000, the period from June 8, 1998 (inception) to May 31, 1999, and the period June 8, 1998 (inception) to
May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall situation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5 Starliving Online, Inc. as of May 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended May 31, 2000, the period from June 8, 1998 (inception) to May 31, 1999, and the period June 8, 1998 (inception) to May 31, 2000, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has been in the development stage since its inception on June 8, 1998. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters also are described in Note 2. These factors raise substantial doubt about the Company's ability to continue as a going concern.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

July 10, 2000


                        		5  STARLIVING ONLINE INC.
  		              	             SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


5 STARLIVING ONLINE INC

By:  /s/ Paul Hayward
Chief Executive Officer


Date: May 31, 2000

                       5  STARLIVING ONLINE INC
                     	 10612 Aqua Way South
                    	  Seattle, WA, U.S.A. 98168

  	                    May 31, 2000

Securities and Exchange Commission Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,

5 STARLIVING ONLINE INC

Paul Hayward
CEO