Form 10-Q
period 2000-08-31
5 STARLIVING ONLINE INC
filed 2000-10-13
CIK 1091326

Board of Directors
5 Starliving Online, Inc.
Seattle, WA


ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of 5 Starliving Online, Inc. (a development stage enterprise) as of August 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended August 31, 2000, and August 31, 1999, and for the period from June 8, 1998 (inception) to August 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period ended May 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated
July 10, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has been in the development stage since its inception on June 8, 1998. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters also are described in Note 2. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

October 12, 2000

                               5 STARLIVING ONLINE INC.
                          (A DEVELOPMENTAL STAGE ENTERPRISE)
                                   BALANCE SHEETS

                                       August 31, 2000   May 31, 2000
                                       (Unaudited)

ASSETS

CURRENT ASSETS
Cash                                  $     64,478      $    44,274
Related party note receivable               13,180           12,862
Total Current Assets                        77,658           57,136

OTHER ASSETS
Website Development                          2,658              --
Accumulated Amortization                      (222)             --
Total Other Assets                           2,436              --

TOTAL ASSETS                          $     80,094      $    57,136


LIABILITIES & STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                      $       1,700     $       --
Related Party Note Payable                  238,715         154,959
Total Current Liabilities             $     240,415     $   154,959

COMMITMENTS & CONTINGENCIES                    --               --

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock,20,000,000 shares
authorized,$0.0001 par value; no
shares issued and outstanding

Common stock, 80,000,000 shares
authorized,$0.001 par value; 8,046,805
shares issued and
outstanding                                      805            805

Additional paid-in capital                    59,575         59,575

Deficit Accumulated during
the developmental stage                     (220,701)      (158,203)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (160,321)       (97,823)

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)                         $    80,094     $   57,136

                            5 STARLIVING ONLINE INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF OPERATIONS

                         C>
                         For the 3 months  For the 3 months  From June 8, 1998
                         ended 08/31/00    ended 08/31/99    (inception)-Aug.
                         (unaudited)       (unaudited)       31/00 (unaudited)


REVENUES                 $        --       $        --        $       --


EXPENSES

Salaries                       13,000               --             43,229
Consulting                     16,243             4,173            64,874
Advertising and promo           4,329               --              4,329
Filing Fees                       --                 54             5,886
Legal and Professional          6,175             4,450            55,867
Office expense                 15,098               571            31,991
Travel                          4,356               --              4,356
Amortization                      222               --                222
Transfer Agent                    524               553             2,899

TOTAL EXPENSES                 59,947             9,801           213,653

LOSS FROM OPERATIONS          (59,947)           (9,801)         (213,653)

OTHER INCOME (EXPENSE)

Interest Income                   319               --                682
Interest Expense               (3,770)              --             (8,729)
Miscellaneous Income              900               --                999

TOTAL OTHER INCOME             (2,551)              --             (7,048)

LOSS BEFORE INCOME TAXES      (62,498)           (9,801)         (220,701)

INCOME TAXES                      --                --                --

NET LOSS                   $  (62,498)     $     (9,801)      $  (220,701)

Net Loss Per Common
Share, Basic & Diluted     $    (0.01)     $        nil       $     (0.04)

Weighted Average Number
Of Common Stock Shares
Outstanding, Basic &
Diluted                     8,046,805         4,250,000         6,271,065

                              5 STARLIVING ONLINE INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Additional Deficit Acc  Total
                                         Paid - in  during the   Stockholders'
                    # of Shares  Amount  Capital    Dev. stage   Equity (def.)

Issuance of common
Stock for cash at
$.0025
Per share                40,000  $   4   $     96   $     --     $      100

Issuance of common
Stock from sale of
Private placement
for Cash at $.0025
per share             3,960,000    396      9,504         --          9,900

Issuance of common
Stock from sale of
Private placement for
Cash at $.20 per share  250,000     25     49,975         --         50,000

Loss for period ending
May 31/99                   --      --        --       (19,822)     (19,822)

Balance, May 31/99    4,250,000    425     59,575      (19,822)      40,178

Issuance of common stock
For services at $.0001
Per share             3,796,805    380        --          --            380

Loss for year ending
May 31, 2000                --      --        --      (138,381)    (138,381)

Balance (deficit)
May 31, 2000          8,046,805    805     59,575     (158,203)     (97,823)

Loss for the period
Ended August 31, 2000       --      --        --       (62,498)     (62,498)

Balance, August 31, 2000
(unaudited)
                      8,046,805  $ 805  $  59,575  $  (220,701)  $  (160,321)

                                5 STARLIVING ONLINE INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF CASH FLOWS

                              For the 3 mos.    For the 3 mos.   June 8, 1998
                              ended 08/31/00    ended 08/31/99   (inception)
                              (unaudited)       (unaudited)      05/31/00
                                                                 (unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Loss                      $    (62,498)     $     (9,801)    $  (220,701)

Adjustments to reconcile net
loss to net cash used by
operating activities:

Amortization Expenses                  222               --              222
Increase in Notes Receivable          (318)              --          (13,180)
Increase in Accounts Payable         1,700               --            1,700
Payment of expenses from issuance
Of stock                               --                --              380
Net Cash (used) in operating
activities                         (60,894)           (9,801)       (231,579)

CASH FLOWS FROM INVESTING
ACTIVITIES

Increase in website development     (2,658)              --           (2,658)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from Note Payable          83,756               --          238,715
Proceeds from sale of common stock     --                --           60,000
Net cash provided by financing
activities                          83,756               --          298,715

Change in Cash                      20,204            (9,801)         64,478

Cash, beginning of period           44,274            40,178             --

Cash, end of period           $     64,478      $     30,377     $    64,478

Supplemental disclosures:

Interest paid                 $       --                 --              --
Income Taxes Paid                     --                 --              --

Non-cash transactions:

Issuance of common stock for
Consulting services           $       --                 --              380

                               5 STARLIVING ONLINE INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO THE FINANCIAL STATEMENTS
                                  AUGUST 31, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

5 Starliving Online, Inc., formerly HiTech Investment, Inc., (hereinafter "the Company"), was incorporated on June 8, 1998, under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic commerce venture. The Company is implementing the consumer, industrial and business to business purchasing network whereby companies will be able to introduce their products for sale via the Company's website address. The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia. The Company's fiscal year end is May 31.

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

Interim Financial Statements

The interim financial statements as of August 31, 2000 and for the three months ended August 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities

The Company has been in the development stage since its formation in June 1998 and has not yet realized any revenues from its planned operations. It is primarily engaged in the pursuit of high technology opportunities and alliances for the establishment and development of an internet electronic commerce venture.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, and payables approximate their fair value.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At August 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement entitled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.
The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at August 31, 2000.

Revenue Recognition

The Company will recognize revenue from internet-based affiliate programs when funds are earned, measurable and recognizable.

Advertising Expense

Advertising costs are expensed when incurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences

As the Company is still in the development stage, it currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Provision for Taxes

At August 31, 2000, the Company had net operating losses of approximately $220,000 since its inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $223,137 for the period from June 8, 1998 (inception) to August 31, 2000, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its internet electronic commerce venture. Management has plans to seek additional capital through a private placement of its common stock. The financial statements do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock.

During the period from June 8, 1998 (inception) to May 31, 1999, 4,250,000 shares of common stock were sold, (4,000,000 at $0.0025 per share, and 250,000 at $0.20 per share), under Regulation D, Rule 504.

On November 30, 1999, the Company entered into a management agreement that provided specific services to the Company in exchange for 3,750,000 shares of the Company's common stock. These shares are restricted by Rule 144 of the Securities Act of 1933 and are restricted as to public transfer for a minimum period of one year. Of the total shares issued, 3,750,000 shares were issued to officers and directors of the Company.

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

The following is a summary of the Company's stock option activity through August 31, 2000:


                                            Number of       Weighted Average
                                            Shares          Exercise Price
Options outstanding and exercisable
at 5-31-1999                                     --              --

Outstanding at 6-1-1999                          --              --

Granted                                      503,500        $    0.2753
Exercised                                        --              --
Forfeited                                        --              --
Outstanding at 5-31-2000                     503,500        $    0.2753

Options exercisable at 5-31-2000             503,500        $    0.2753

Outstanding at 6-1-2000                      503,500        $    0.2753
Granted                                          --              --
Exercised                                        --              --
Forfeited                                        --              --
Outstanding at 8-31-2000                     503,500        $    0.2753

Weighted average fair value of options granted during the fiscal year ended May 31, 2000

                                           $  0.2753

NOTE 6 - RELATED PARTIES

The Company occupies office space provided by Mr. Paul Hayward, the president of the Company at no charge. The value of this space is not considered materially significant for financial reporting purposes.

In March 2000, the Company adopted a stock option plan for shares exercisable by Ms. Eileen Hayward for a $150,000 note payable. Ms. Hayward is the mother of Paul Hayward, the Company's president. See Note 8.

In February 2000, the Company lent $12,500 to director Kali Palmer.See Note 7.


NOTE 7 - NOTES RECEIVABLE

In February 2000, the Company lent $12,500 to Kali Palmer, a director of the Company. This uncollateralized note is due on February 15, 2001 with an annual interest rate of 10%. For the three months ended August 31, 2000, $318 of interest was accrued on the note receivable.

NOTE 8 - NOTES PAYABLE

In February 2000, the Company borrowed $150,000 from Mrs. Eileen Hayward, a related party. This uncollateralized note is due on February 1, 2001, with an annual interest rate of 10%. For the three months ended August 31, 2000, $3,770 of interest expense was accrued on the note payable.

In July 2000, the Company received $79,988 from a related party and classified the amount as a note payable. Repayment of this uncollateralized note is dependent upon successful future operations.

NOTE 9 - WEBSITE DEVELOPMENT

In August 2000, the Company revised and expanded its website. The cost of development was $2,658 and will be amortized over a period of 12 months. Amortization expense for the three months ended August 31, 2000, was $222.

NOTE 10 - YEAR 2000 ISSUES

Like other companies, 5 Starliving Online, Inc. may be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue.

Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already Year 2000 compliant. Based on preliminary assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. Costs for Year 2000 compliance are expensed as incurred.

                          5 STARLIVING ONLINE INC.
              MANAGEMENT'S DISCUSSION AND RESULTS OF OPERATIONS


The last quarter has seen management define and refine their business strategy, especially in relation to marketing.

In the near term the Company would like to see a European listing and stock market presence.



                          5 STARLIVING ONLINE INC.
                             10229 19th AVE S.W.
                             SEATTLE, WA, 98146

Gentlemen,

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached form 10-Q.

Sincerely,

5 STARLIVING ONLINE INC.


PAUL HAYWARD
CEO