Form 10-Q
period 2000-11-30
5 STARLIVING ONLINE INC
filed 2001-01-16
CIK 1091326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  November  30,  2000

                      Commission File Number: 000-26875


                             5 STARLIVING ONLINE, INC.
            (Exact  name  of  registrant  as  specified  in  its  charter)

               Delaware                                         33-0814123
 (State or other jurisdiction  of incorporation              (I.R.S. Employer
or organization)                                             Identification No.)

              10612 Aqua Way South
              Seattle WA                                             98168
(Address  of  principal  executive  offices)                       (Zip  Code)

                                  (206) 261-3231
               (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,046,805

Transitional  Small  Business  Disclosure  Format  (check  one);
Yes  (  )    No   (X)

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE
                                                                           ----

ITEM  1   Financial Information                                              3

ITEM  2   Management's Discussion and Analysis of Financial  Condition
          and  Results  of  Operations                                       16

                                     PART II

ITEM  1     Legal  Proceedings                                               16

ITEM  2     Changes  in Securities                                           16

ITEM  3     Defaults  Upon Senior Securities                                 16

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders      16

ITEM  5     Other  Information                                               16

ITEM  6     Exhibits and Reports on Form 8-K                                 16


Signatures                                                                   16

                           5 STARLIVING ONLINE, INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

PART  I.  -  FINANCIAL  INFORMATION


                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000


                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111




                            5 STARLIVING ONLINE, INC.

                                TABLE OF CONTENTS

                                November 30, 2000


ACCOUNTANT'S  REVIEW  REPORT                                4

FINANCIAL  STATEMENTS

     Balance  Sheets                                        5

     Statements  of  Operations                             6

     Statement  of  Stockholders'  Equity  (Deficit)        7

     Statements  of  Cash  Flows                            8

NOTES  TO  FINANCIAL  STATEMENTS                            9

Board of Directors
5 Starliving Online, Inc.
Seattle, WA


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying balance sheet of 5 Starliving Online, Inc. (a development stage enterprise) as of November 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended November 30, 2000 and November 30, 1999, for the six months ended November 30, 2000 and November 30, 1999, and for the period from June 8, 1998 (inception) to November 30, 2000. These financial statements are the responsibility of the Company's management.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

December  8,  2000

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                  November 30,
                                                    2000               May 31,
                                                  (Unaudited)           2000
                                                 ---------------  --------------
ASSETS

CURRENT  ASSETS
  Cash                                           $       24,592   $      44,274
  Related party note receivable                          13,493          12,862
                                                 ---------------  --------------
             Total Current Assets                        38,085          57,136
                                                 ---------------  --------------

OTHER  ASSETS
  Website development                                     4,921             -
  Accumulated amortization                               (1,242)            -
                                                 ---------------  --------------
             Total Other Assets                           3,679             -
                                                 ---------------  --------------
             TOTAL ASSETS                        $       41,764   $      57,136
                                                 ===============  ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)

CURRENT  LIABILITIES
  Accounts payable                               $        1,109    $        -
  Related party note payable                            242,444         154,959
                                                 ---------------  --------------
              Total Current Liabilities                 243,553         154,959
                                                 ---------------  --------------

COMMITMENTS AND CONTINGENCIES                               -               -
                                                 ---------------  --------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Preferred stock, 20,000,000 shares authorized,
    $0.0001 par value; no shares issued and
    outstanding                                             -               -
  Common  stock, 80,000,000  shares  authorized,
    $0.0001  par  value;  8,046,805  shares
    issued and outstanding                                  805             805
  Additional paid-in-capital                             59,575          59,575
  Deficit accumulated during development stage         (262,169)       (158,203)
                                                 ---------------  --------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (201,789)        (97,823)
                                                 ---------------  --------------

   TOTAL  LIABILITIES  AND
            CKHOLDERS' EQUITY (DEFICIT)          $      41,764    $      57,136
                                                 ===============  ==============



See accompanying notes and accountant's review report.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                              From
                                                                             June 8,
                                                                              1998
                 For the Three Months Ended   For the Six Months Ended     (Inception)
                 --------------------------  ---------------------------        to
                 November 30,  November 30,  November 30,   November 30,    November 30,
                    2000          1999          2000           1999            2000
                 (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
                 ------------  ------------  -------------  ------------   ------------
REVENUES         $       -     $       -     $        -     $       -      $       -
                 ------------  ------------  -------------  ------------   ------------
EXPENSES
  Salaries            16,500           -           29,500           -           59,729
  Consulting           7,218         4,173         23,462         4,173         72,092
  Advertising
  and promotion          -             -            4,327           -            4,329
  Filing fees            -             710            -             764          5,886
  Legal and pro-
  fessional            1,000         5,000          7,175         9,450         56,867
  Office expense      11,825           764         26,923         1,335         43,816
  Travel                 364           -            4,720           -            4,720
  Amortization         1,020           -            1,242           -            1,242
  Transfer agent         125           788            649         1,341          3,023
                 ------------  ------------  -------------  ------------   ------------
TOTAL EXPENSES        38,052        11,435         97,998        17,063        251,704
                 ------------  ------------  -------------  ------------   ------------
LOSS FROM
 OPERATIONS          (38,052)      (11,435)       (97,998)      (17,063)      (251,704)
OTHER INCOME
 (EXPENSE):
  Interest income        313           -              632           -              995
  Interest expense    (3,730)          -           (7,500)          -          (12,459)
  Miscellaneous
  income                 -             -              900           -              999
                 ------------  ------------  -------------  ------------   ------------
TOTAL OTHER
 INCOME (EXPENSE)    (3,417)           -           (5,968)          -          (10,465)
                 ------------  ------------  -------------  ------------   ------------
LOSS BEFORE
 INCOME TAXES       (41,469)       (11,435)      (103,966)      (17,063)      (262,169)
INCOME TAXES            -              -              -             -              -
                 ------------  ------------  -------------  ------------   ------------
NET LOSS         $   (41,469)  $   (11,435)  $   (103,966)  $   (17,063)   $  (262,169)
                 ============  ============  =============  ============   =============

NET LOSS PER
COMMON  SHARE,
BASIC & DILUTED  $     (0.01)  $      nil    $      (0.01)  $      nil      $     (0.04)
                 ============  ============  =============  ============   =============
WEIGHTED AVERAGE
NUMBER OF COMMON
STOCK SHARES
OUTSTANDING,
BASIC & DILUTED    8,046,805     4,291,209      8,046,805     4,270,492       6,399,354
                 ============  ============  =============  ============   =============

See accompanying notes and accountant's review report.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                 Deficit       Total
                           Common Stock                        Accumulated     Stock-
                     --------------------------   Additiona    During the      holders'
                      Number of                    Paid-in     Development     Equity
                        Shares        Amount       Capital        Stage       (Deficit)
                     ------------  ------------  ------------  ------------  ------------
Issuance of
  common stock
  for cash at
  $0.0025 per share        40,000  $         4   $       96    $       -     $       100

Issuance of
  common  stock
  from sale of
  private placement
  for cash at
  $0.0025 per share     3,960,000          396        9,504            -           9,900

Issuance of
  common  stock
  from sale of
  private placement
  for cash at
  $0.20 per share         250,000           25        49,975           -          50,000

Loss for period
  ending, May 31,
  1999                        -            -             -         (19,822)      (19,822)
                     ------------  ------------  ------------  ------------  ------------
Balance,
  May 31, 1999          4,250,000          425        59,575       (19,822)       40,178

Issuance of
  common  stock
  for services at
  $0.0001 per share     3,796,805          380           -             -             380

Loss for year
 ending, May 31, 2000         -            -             -        (138,381)     (138,381)
                     ------------  ------------  ------------  ------------  ------------
Balance (deficit),
  May 31, 2000          8,046,805          805        59,575      (158,203)      (97,823)

Loss for the
  period  ended
  November 30, 2000           -            -             -        (103,966)     (103,966)
                     ------------  ------------  ------------  ------------  ------------
Balance, November
 30, 2000 (Unaudited)   8,046,805  $       805   $    59,575   $  (262,169)  $  (201,789)
                     ============  ============  ============  ============  ============


See accompanying notes and accountant's review report.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                      From
                                                                     June 8,
                                          For the      For the         1998
                                        Six Months    Six Months    (Inception)
                                           Ended         Ended          to
                                        November 30,  November 30,  November 30,
                                           2000           1999         2000
                                        (Unaudited)   (Unaudited)   (Unaudited)
                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $  (103,966)  $   (17,063)  $  (262,169)
  Amortization expense                        1,242           -           1,242
  Adjustments to reconcile net loss
  to net cash used by operating
  acticities:
    Payment of expenses from
    issuance of stock                           -             -             380
    Increase in notes receivable               (631)          -         (13,492)
    Increase in accounts payable              1,109           -           1,109
                                        ------------  ------------  ------------
Net cash (used) in operating activities    (102,246)      (17,063)     (272,930)
                                        ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for website development            (4,921)          -          (4,921)
                                        ------------  ------------  ------------
Net cash (used) in investing activities      (4,921)          -          (4,921)
                                        ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable,
  related party                              87,485           -         242,444
  Proceeds from sale of common stock            -             -          60,000
                                        ------------  ------------  ------------
Net cash provided by financing
 activities                                  87,485           -         302,444
                                        ------------  ------------  ------------

  Change in cash                            (19,682)      (17,063)       24,593
  Cash, beginning of period                  44,274        40,178           -
                                        ------------  ------------  ------------
Cash, end of period                     $    24,592   $    23,115   $    24,593
                                        ============  ============  ============
Supplemental  cash  flow  disclosures:
  Interest paid                         $       -     $       -     $       -
                                        ============  ============  ============
  Income taxes paid                     $       -     $       -     $       -
                                        ============  ============  ============
Non-cash  transactions:
  Issuance of common stock for
  consulting services                   $       -     $       -      $      380
                                        ============  ============  ============



See accompanying notes and accountant's review report.

                            5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

5 Starliving Online, Inc., formerly HiTech Investment, Inc., (hereinafter "the Company"), was incorporated on June 8, 1998 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic commerce venture. The Company is implementing a consumer, industrial and business to business purchasing network whereby companies will be able to introduce their products for sale via the Company's web-site address. The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia. The Company's fiscal year end is May 31.

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

Interim  Financial  Statements

The interim financial statements as of November 30, 2000 and for the three months ended November 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                            5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

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

Derivative  Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At November 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at November 30, 2000.

Revenue  Recognition

The Company will recognize revenue from internet-based affiliate programs when funds are earned, measurable and recognizable.

Advertising  Expense

Advertising  costs  are  expensed  when  incurred.

                            5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Compensated  Absences

As the Company is still in the development stage, it currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Provision  for  Taxes

At November 30, 2000, the Company had net operating losses of approximately $260,000 since its inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $262,169 for the period from June 8, 1998 (inception) to November 30, 2000 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its internet electronic commerce venture. Management has plans to seek additional capital through a private placement of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE  3  -  COMMON  STOCK

The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. There are no preemptive rights or other rights of subscription.

During the period from June 8, 1998 (inception) to May 31, 1999, 4,250,000 shares of common stock were sold, (4,000,000 at $0.0025 per share, and 250,000 at $0.20 per share), under Regulation D, Rule 504.

                            5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

NOTE  3  -  COMMON  STOCK  (CONTINUED)

On August 31, 1999, the Company entered into a management agreement that provided specific services to the Company in exchange for 3,750,000 shares of the Company's common stock. These shares are restricted by Rule 144 of the Securities Act of 1933 and are restricted as to public transfer for a minimum period of one year. Of the total shares issued, 3,750,000 shares were issued to officers and directors of the Company.

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

                            5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

NOTE  5  -  STOCK  OPTIONS  (CONTINUED)

The following is a summary of the Company's stock option activity through November 30, 2000:

                                                                      Weighted
                                                        Number         Average
                                                          of          Exercise
                                                        Shares         Price
                                                     ------------  ------------

Options outstanding and exercisable at 5-31-1999             -             -
                                                     ============  ============

Outstanding at 6-1-1999                                      -             -
     Granted                                             503,500   $    0.28
     Exercised                                               -             -
     Forfeited                                               -             -
                                                     ------------  ------------
Outstanding at 5-31-2000                                  503,500  $     0.28
                                                     ============  ============

Options exercisable at 5-31-2000                          503,500  $     0.28
                                                     ============  ============

Outstanding at 6-1-2000                                   503,500  $     0.28
     Granted                                                  -             -
     Exercised                                                -             -
     Forfeited                                                -             -
                                                     ------------  ------------
Outstanding at 9-30-2000                                  503,500  $     0.28
                                                     ============  ============

Weighted average fair value of options granted
 During the fiscal year ended May 31, 2000                         $     0.28
                                                                   ============

NOTE  6  -  RELATED  PARTIES

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

In February 2000, the Company lent $12,500 to director Kali Palmer.  See Note 7.

                            5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2000

NOTE  7  -  NOTES  RECEIVABLE

In February 2000, the Company lent $12,500 to Kali Palmer, a director of the Company. This uncollateralized note is due on February 15, 2001 with an annual interest rate of 10%. For the three months ended November 30, 2000, $314 of interest was accrued on the note receivable.


NOTE  8  -  NOTES  PAYABLE

In February 2000, the Company borrowed $150,000 from Ms. Eileen Hayward, a related party. This uncollateralized note is due on February 1, 2001 with an annual interest rate of 10%. For the three months ended November 30, 2000, $3,730 of interest expense was accrued on the note payable. In lieu of receiving cash as repayment of her loan and the related interest, Ms. Hayward is entitled to receive 110,000 shares of common stock through the November 1999 Stock Option Plan. See Note 5.

In July 2000, the Company received $79,988 from a related party and classified the amount as a note payable. This obligation is unwritten, uncollateralized, non-interest bearing and has no stated maturity.

NOTE  9  -  WEBSITE  DEVELOPMENT

In August 2000, the Company revised and expanded its website. The cost of development, plus additions, was $4,921 and will be amortized over a period of 12 months. Amortization expense for the three months ended November 30, 2000 was $1,020.

                           5 STARLIVING ONLINE, INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Management has been exploring a variety of revenue models in the light of recent events in the internet environment."

The company is a developmental stage company. There are no appreciable changes to its financial condition or its operations except as outlined in the review for the period ended 11/30/2000.

PART  II.  -  OTHER  INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5 STARLIVING ONLINE, INC.

                                     /s/  Paul Haywood
                                     ___________________________
Date:  January  12,  2001            Paul Haywood
                                     President