Form 10-Q
period 2001-02-28
5 STARLIVING ONLINE INC
filed 2001-04-13
CIK 1091326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For  the  quarterly  period  ended  February 28,  2001

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

                           5 STARLIVING ONLINE, INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

PART  I.  -  FINANCIAL  INFORMATION


                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001





                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111


                            5 STARLIVING ONLINE, INC.

                                TABLE OF CONTENTS

                                February 28, 2001



ACCOUNTANT'S  REVIEW  REPORT                                               1


FINANCIAL  STATEMENTS

     Balance  Sheets                                                       2

     Statements  of  Operations                                            3

     Statement  of  Stockholders'  Equity  (Deficit)                       4

     Statements  of  Cash  Flows                                           5


NOTES  TO  FINANCIAL  STATEMENTS                                           6

Board  of  Directors
5  Starliving  Online,  Inc.
Seattle,  WA


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


We have reviewed the accompanying balance sheet of 5 Starliving Online, Inc. (a development stage enterprise) as of February 28, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended February 28, 2001, and for the period from June 8, 1998 (inception) to February 28, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

April  3,  2001

                           5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                  February 28,
                                                      2001             May 31,
                                                  (Unaudited)           2000
                                                 ---------------  --------------
ASSETS
CURRENT  ASSETS
  Cash                                           $        3,267   $      44,274
  Related party note receivable                             -               362
  Interest receivable, related party                        -            12,500
                                                 ---------------  --------------
     Total Current Assets                                 3,267          57,136
                                                 ---------------  --------------
OTHER  ASSETS
  Website development                                     7,125             -
  Accumulated amortization                               (2,865)            -
                                                 ---------------  --------------
     Total Other Assets                                   4,260             -
                                                 ---------------  --------------
TOTAL ASSETS                                     $        7,527   $      57,136
                                                 ===============  ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)

CURRENT  LIABILITIES
  Accounts payable                               $          388   $         -
  Related party note payable                            229,985         150,000
  Interest payable, related party                        16,500           4,959
                                                 ---------------  --------------
     Total Current Liabilities                          246,873         154,959
                                                 ---------------  --------------

COMMITMENTS AND CONTINGENCIES                               -               -
                                                 ---------------  --------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Preferred stock, 20,000,000 shares
    authorized, $0.0001 par value; no shares
    issued and outstanding                                  -               -
  Common stock, 80,000,000 shares authorized,
    $0.0001 par value; 8,046,805 shares,
    issued and outstanding                                  805             805
  Additional paid-in-capital                             59,575          59,575
  Deficit accumulated during development stage         (299,726)       (158,203)
                                                 ---------------  --------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (239,346)        (97,823)
                                                 ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                               $        7,527   $      57,136
                                                 ===============  ==============





See accompanying notes and accountant's review report.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                              From
                                                                             June 8,
                                                                              1998
                     Three Months Ended           Nine Months Ended         (Inception)
                 --------------------------  ---------------------------        to
                    February 28,    February 29,   February 28,    February 29,     February 28,
                        2001           2000            2001            2000             2001
                 (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
                 ------------  ------------  -------------  ------------   ------------
REVENUES         $       -     $       -     $        -     $       -      $       -
                 ------------  ------------  -------------  ------------   ------------
EXPENSES
  Salaries                8,000             -             37,500            -             67,729
  Consulting             18,879             -             42,341          4,173           90,972
  Advertising
   and promotion            -               -              4,327            -              4,327
  Filing fees               121             581              121          1,345            6,007
  Legal and
  professional            4,000             -             11,175          9,450           60,867
  Office expense            885           3,808           27,971          5,143           44,864
  Travel                    -               -              4,721            -              4,721
  Amortization            1,624             -              2,865            -              2,865
  Transfer agent            150             -                874          1,341            3,249
                 ------------  ------------  -------------  ------------   ------------
TOTAL EXPENSES           33,659           4,389          131,895         21,452          285,601
                 ------------  ------------  -------------  ------------   ------------
LOSS FROM
  OPERATIONS            (33,659)         (4,389)        (131,895)       (21,452)        (285,601)

OTHER INCOME
  (EXPENSE)
  Interest income           379               1            1,013              1            1,376
  Interest expense       (4,040)           -            (11,541)           -            (16,500)
  Miscellaneous
   income                   -                99              900             99              999
                 ------------  ------------  -------------  ------------   ------------
TOTAL OTHER
 INCOME (EXPENSE)        (3,661)            100           (9,628)           100          (14,125)
                 ------------  ------------  -------------  ------------   ------------

LOSS BEFORE
  INCOME TAXES          (37,320)         (4,289)        (141,523)       (21,352)        (299,726)
INCOME TAXES                -               -                -              -                -
                 ------------  ------------  -------------  ------------   ------------

NET LOSS           $    (37,320)   $     (4,289)  $    (141,523)   $    (21,352)   $    (299,726)
                 ============  ============  =============  ============   =============
NET LOSS PER
COMMON SHARE,
BASIC AND DILUTED  $         nil   $        nil    $      (0.02)   $         nil   $        (0.05)
                 ============  ============  =============  ============   =============
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING,
  BASIC AND DILUTED   8,046,805       8,000,392        8,046,805      5,500,131         6,646,031
                 ============  ============  =============  ============   =============

See accompanying notes and accountant's review report.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 Deficit       Total
                           Common Stock                        Accumulated     Stock-
                     --------------------------   Additiona    During the      holders'
                      Number of                    Paid-in     Development     Equity
                        Shares        Amount       Capital        Stage       (Deficit)
                     ------------  ------------  ------------  ------------  ------------
Issuance of
  common  stock
  from sale of
  private placement
  for cash at
  $0.0025 per share     4,000,000          400        9,600            -          10,000

Issuance of
  common  stock
  from sale of
  private placement
  for cash at
  $0.20 per share         250,000           25        49,975           -          50,000

Loss for period
  ending, May 31,
  1999                        -            -             -         (19,822)      (19,822)
                     ------------  ------------  ------------  ------------  ------------
Balance,
  May 31, 1999          4,250,000          425        59,575       (19,822)       40,178

Issuance of
  common  stock
  for services at
  $0.0001 per share     3,796,805          380           -             -             380

Loss for year
 ending, May 31, 2000         -            -             -        (138,381)     (138,381)
                     ------------  ------------  ------------  ------------  ------------
Balance (deficit),
  May 31, 2000          8,046,805          805        59,575      (158,203)      (97,823)

Loss for period
  ending Feb. 28, 2001        -            -             -        (141,523)     (141,523)
                     ------------  ------------  ------------  ------------  ------------
Balance, Feb. 28, 2001
  (unaudited)           8,046,805  $       805   $    59,575   $  (299,726)  $   239,346)
                     ============  ============  ============  ============  ============








See accompanying notes and accountant's review report.

                           5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                      From
                                                                     June 8,
                                                                       1998
                                        Nine Months    Nine Months    (Inception)
                                           Ended         Ended          to
                                        February 28,  February 29,  February 28,
                                           2001           2000         2001
                                        (Unaudited)   (Unaudited)   (Unaudited)
                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $  (141,523)  $   (21,352)  $  (299,726)
  Amortization expense                        2,865           -           2,865
  Adjustments to reconcile net loss
  to cash used in operating activities:
  (Increase) decrease in notes receivable    12,500       (12,500)          -
  Decrease in interest receivable,
   related party                                362           -             -
  Increase in accounts payable                  388           -             388
  Increase in interest payable,
   notes payable                             11,541           -          16,500
  Payment of expenses from issuance
   of stock                                     -             380           380
                                        ------------  ------------  ------------
Net cash used in operating activities      (113,867)      (33,472)     (279,593)
                                        ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for website development            (7,125)          -          (7,125)
                                        ------------  ------------  ------------
Net cash used in investing activities        (7,125)          -          (7,125)
                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                 79,985       150,000       229,985
  Proceeds from sale of common stock            -             -          60,000
                                        ------------  ------------  ------------
Net cash provided by financing
  activities                                 79,985       150,000       289,985
                                        ------------  ------------  ------------
Change in cash                              (41,007)      116,528         3,267

Cash, beginning of period                    44,274        40,178           -
                                        ------------  ------------  ------------
Cash, end of period                     $     3,267   $   156,706   $     3,267
                                        ============  ============  ============
Supplemental  cash  flow  disclosures:
  Interest paid                         $       -     $       -     $       -
                                        ============  ============  ============
  Income taxes paid                     $       -     $       -     $       -
                                        ============  ============  ============

Non-cash  transactions:
  Issuance of common stock for
  consulting services                   $       -     $       380    $      380
                                        ============  ============  ============


See accompanying notes and accountant's review report.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

5 Starliving Online, Inc., formerly HiTech Investment, Inc., (hereinafter "the Company"), was incorporated on June 8, 1998 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic commerce venture. The Company is implementing a consumer, industrial and business-to-business purchasing network whereby companies will be able to introduce their products for sale via the Company's web-site address. The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia. The Company's fiscal year end is May 31.

On April 9, 1999, the Company amended its articles of incorporation to reflect its name change to 5 Starliving Online, Inc.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim  Financial  Statements
------------------------------
The interim financial statements as of February 28, 2001 and for the three and nine months ended February 28, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation in June 1998 and has not yet realized any revenues from its planned operations. It is primarily engaged in the pursuit of high technology opportunities and alliances for the establishment and development of an internet electronic commerce venture.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, receivables, and payables approximate their fair value.

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At February 28, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at February 28, 2001.

Revenue  Recognition
--------------------
The Company will recognize revenue from internet-based affiliate programs when funds are earned, measurable and recognizable.

Advertising  Expense
--------------------
Advertising  costs  are  expensed  when  incurred.

Compensated  Absences
---------------------
The Company's employees are entitled to paid vacations depending on job classification and length of service. However, the Company does not accrue amounts in anticipation of future vacation taken by eligible employees. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

Provision  for  Taxes
---------------------
At February 28, 2001, the Company had net operating losses of approximately $300,000 since its inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred an accumulated deficit of $299,726 for the period from June 8, 1998 (inception) to February 28, 2001 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the commercial success of its internet electronic commerce venture. Management has plans to seek additional capital through a private placement of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2001

NOTE  3  -  COMMON  STOCK (Continued)

On March 31, 2000, the Company issued 11,112 share of its common stock to an outside party in anticipation of completing a small business purchase. These shares are restricted by Rule 144 of the Securities Act of 1933 and are restricted as to public transfer for a minimum period of one year. Subsequent to the issuance of the shares, the parties to the agreement could not come to agreeable closing terms. Because of this, the purchase of the small business was not finalized and it is management's intent to reacquire the shares issued.

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

In February 2000, the Company adopted a second Stock Option Incentive Plan ("February 2000 Plan"). This plan allows the Company to distribute up to 3,500 shares of common stock at the discretion of the board of directors. At February 28, 2001, no options under this plan had been granted.

In March 2000, management granted options from the November 1999 Plan for 110,000 shares of common stock to Eileen Hayward as compensation for her lending funds to the Company. These options are available for exercise at the sole discretion of Ms. Hayward. See Note 6.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2001

NOTE  3  -  COMMON  STOCK (Continued)

The following is a summary of the Company's stock option activity through February 28, 2001:
                                               Number          Weighted Average
                                               of Shares       Exercise Price
                                             ----------------  ----------------
Options outstanding and exercisable
  at 5-31-1999                                         -                 -
                                             ================  ================
Outstanding at 6-1-1999                                -                 -
  Granted                                          500,000     $         0.25
  Exercised                                            -                 -
  Forfeited                                            -                 -
                                             ----------------  ----------------
Outstanding at 5-31-2000                           500,000     $         0.25
                                             ================  ================
Options exercisable at 5-31-2000                   500,000     $         0.25
                                             ================  ================
Outstanding at 6-1-2000                            500,000     $         0.25
  Granted                                              -                 -
  Exercised                                            -                 -
  Forfeited                                            -                 -
                                             ----------------  ----------------
Outstanding at 2-28-2001                           500,000     $     0.25
                                             ================  ================

The Company applies APB Opinion No. 25 in accounting for options and, accordingly, recognized no expense for its stock options granted to Mola or Ms. Hayward in the year ended May 31, 2000. The following reflects the Company's pro-forma net loss and net loss per share had the Company determined consulting expenses based upon fair market values of options at the grant date, as well as the related disclosures required by SFAS 123.

In accordance with Statement on Financial Accounting Standard No. 123, the fair value of the options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options:

                                          May 31, 2000
                                          ------------

              Risk-free Interest Rate          5.00%
              Expected Life                  2 years
              Expected Volatility             75.20%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of trade options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2001

NOTE  3  -  COMMON  STOCK (Continued)

Pro forma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                          May 31, 2000
                                          ------------
      Net loss as reported                $  (138,381)
      Adjustment required by SFAS 123         (42,422)
                                          ------------
      Pro forma net loss                  $  (180,803)
                                          ============
      Pro forma net loss per share,
        Basic and diluted                 $     (0.03)
                                          ============

NOTE  6  -  RELATED  PARTIES

The Company occupies office space provided by Mr. Paul Hayward, the president of the Company at no charge. The value of this space is not considered materially significant for financial reporting purposes.

In March 2000, the Company granted stock options to Ms. Eileen Hayward as consideration for her loaning the Company $150,000. Ms. Hayward is the mother of Paul Hayward, the Company's president. See Note 7.

In February 2000, the Company lent $12,500 to Kali Palmer, then a director of the Company. This uncollateralized note was due on February 15, 2001 with an annual interest rate of 10%. For the three months ended February 28, 2001, $382 of interest was accrued on the note receivable. The Company's management relieved this debt at February 28, 2001 as management thought that her work on behalf of and loyalties to the Company should be rewarded accordingly. At February 28, 2001, all principle and interest amounts were reclassified as compensation expense.

NOTE 7 - NOTES PAYABLE

In February 2000, the Company borrowed $150,000 from Ms. Eileen Hayward, a related party. This uncollateralized note, with an annual interest rate of 10%, was originally scheduled to mature on February 1, 2001. On April 3, 2001, Ms. Hayward granted the Company a one-year extension on the note by agreeing to change its maturity date to February 1, 2002. For the three months ended February 28, 2001, $4,041 of interest expense was accrued on the note payable. Ms. Hayward received 110,000 shares of common stock through the November 1999 Stock Option Plan as consideration for her loan to the Company. See Note 5.

In July 2000, the Company received $79,988 from another related party and classified the amount as a note payable. This obligation is unwritten, uncollateralized, non-interest bearing and has no stated maturity.

NOTE 8 - WEBSITE DEVELOPMENT

Through February 28, 2001, the Company revised and expanded its website, and has deemed that the life of the website is not expected to exceed one year. The cost of development, plus additions, was $7,125 and will be amortized over a period of 12 months. Amortization expense for the three months ended February 28, 2001 was $1,623.

                           5 STARLIVING ONLINE, INC.
                                   FORM 10 Q
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

5 STARLIVING ONLINE, INC.

                                     /s/  Paul Haywood
                                     ___________________________
Date:  April 13,  2001               Paul Haywood
                                     President