Form 10-K
period 2001-05-31
5 STARLIVING ONLINE INC
filed 2001-08-28
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  May 31,  2001

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                     5 STAR LIVING ONLINE, INC.

                 (Name of small business issuer in its Charter)

            Delaware                                        33-0814123
____________________________________              _____________________________
(State  or  other  jurisdiction of                   (I.R.S.  Employer
Incorporation  or  organization)                         Identification  No.)

       10229 19th AVENUE S.W. 98146  SEATTLE  WA.                       98168
_________________________________________________________            __________
(Address  of  principal  executive  offices)                         (Zip Code)

                     Issuer's telephone number: (206) 261-3231

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                       NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                                  COMMON SHARES
                                 (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.       $    0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in release No. 33-7419 (85,938), effective June 13, 1997, 62 F.R. 26387.] $ 0.00

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No NOT APPLICABLE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date.                       8,035,693

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                              See PART III, Item 13

Transitional Small Business Disclosure Format (check one):     Yes ( )  No  (X)

                            5 STAR LIVING ONLINE, INC.
                                   FORM 10K
                        For the year ended May 31, 2001




                                      INDEX
                                      -----


     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                       4
ITEM  2.     DESCRIPTION  OF  PROPERTY                                       5
ITEM  3.     LEGAL  PROCEEDINGS                                              5
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     5

     PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                             6

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                     8

ITEM  7.     FINANCIAL  STATEMENTS                                           9

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                     22


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       22

ITEM  10.     EXECUTIVE  COMPENSATION                                       23

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                23

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS            24

     PART  IV


ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K                                                   24

     SIGNATURES                                                             25

                            5 STAR LIVING ONLINE, INC.
                                   FORM 10K
                        For the year ended May 31, 2001

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

5 Starliving Online, Inc., formerly Hitech Investments Inc., (hereinafter "the Company"), was incorporated on June 8, 1998 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic search engine venture.

BUSINESS DEVELOPMENT

5 Star living Online, Inc. owns and operates a web site on the Internet, the address is 5 starliving.com. The web site is designed to meet the unique needs and tastes of the international affluent consumer. The intent of the Company is to have an international presence and not be confined to North America for its clientele.

The  web  site  has  three categories: Showcase, Auctions and The Art of Living.

Showcase lists goods, items and services on offer. These would typically be unique "one of a kind" automobiles, luxury real estate, exclusive watercraft, planes, fine art, deluxe goods for personal consumption, jewelry and watches, specialty items and services. The client wishing to sell such an item transmits images and a description to the Company. The technical and advertising staff polish up the image and the verbiage and post the material in the appropriate section of the web site, once client approval is received. The browser on the web site, if interested in the item, clicks More Information and will fill out a short e mail request. This request is passed on by the Company to the listing client who can then be in direct contact with the interested party. Preliminary anonymity can be retained. The Company will have completed the introduction.

Auction display articles being offered at auction and what reserve prices, if any, are in place. The More Information feature will give the a prospective bidder the ability to receive more in depth information and details of the item being offered. The mechanics and verification of funds aspects of this facility are contracted out by the Company.

The Art of Living is an information component where news and articles on various aspects of the international affluent lifestyle are featured. Reviews of hotels, resorts, consumer items, fashion shows and like material are published for general consumption and comment. This portion affords advertisers who wish to be considered by the wealthy consumer an opportunity to strategically advertise their wares to a qualified audience.

                            5 STAR LIVING ONLINE, INC.
                                   FORM 10K
                        For the year ended May 31, 2001

The Company has devoted all of its efforts to establish its web site as a profitable business. However, the timing was not good because just as the Company launched its web site most internet businesses have languished, and the internet, e-commerce and dot-com business have suffered, not allowing the Company's website to generate revenue. The web site has never been fully operational, and it has been abandoned.

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia.

ITEM  3.     LEGAL  PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

The Board of Directors has entered into an agreement with Viral Genetics, Inc., a California Corporation and its shareholders for a merger. Under the terms of the agreement 51% of the issued and outstanding shares of Viral Genetics, Inc. will be transferred to the Company in exchange for 18,750,580 common shares of 5 Starliving Online, Inc. In addition there is an option agreement where 5 Starliving Online, Inc. may acquire the remaining 49% of the issued and outstanding shares of Viral Genetics, Inc. The holder of a Viral Genetics, Inc. share may tender his share at any time up to one year for 0.2993197 shares of 5 Starliving Online shares. 5 Starliving Online, Inc. may exercise its option to convert shares of Viral Genetics, Inc. at any time after the price of the stock of 5 Starliving Online, Inc. is $5.00 or more for 30 days, at the rate of 1 share of Viral Genetics, Inc. for 0.2993197 shares of 5 Starliving Online, Inc.

The present shareholders of 5 Starliving Online, Inc. will retain their shares, and will hold the same number of shares after the merger as before the merger. If the merger is approved and the name is changed the shareholders will be asked to exchange their shares for certificates with the new name.

The merger is intended to be a tax free exchange of shares, within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986. Each shareholder should consult his or her tax advisor to determine whether or not to report anything on the next tax return. There are some conditions to the merger: there be no change in the share structure of both companies, that no additional debt be incurred other than in the usual course of business for either company, the present businesses will be preserved; and there will be no new liabilities or litigation in either company.

The 18,750,580 shares to be issued to Viral Genetics, Inc. will be restricted shares. There is no agreement or understanding as to future sales of these shares, the filing of a registration statement regarding these shares, or future distribution of the shares to the present shareholders of Viral Genetics, Inc.

                            5 STAR LIVING ONLINE, INC.
                                    FORM 10K
                        For the year ended May 31, 2001

The 8,035,693 shares now outstanding will remain outstanding after the merger, and, added to the 18,750,580 shares to be issued to the shareholders of Viral Genetics, Inc. will make a total of 26,786,272 shares of 5 Starliving, Inc. shares outstanding after the merger. The 18,750,580 held by the shareholders of Viral Genetics, Inc. will represent 70% of the total outstanding shares of 5 Starliving, Inc. The 38,250,000 shares of Viral Genetics, Inc. acquired as a result of the merger by 5 Starliving Online, Inc. will represent 51% of the outstanding shares of Viral Genetics, Inc. The Agreement provides that Viral Genetics, Inc. will not issue any additional shares for one year from the date of the Agreement, April 20, 2001.

On April 20, 2001 a definitive agreement between the companies was executed. Management of 5 Starliving seeks to increase shareholder value. Management of Viral Genetics seeks access to the capital markets as a potential alternative for further capital raising activities.

REPORTS  TO  SECURITY  HOLDERS

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

                            5 STAR LIVING ONLINE, INC.
                                    FORM 10K
                        For the year ended May 31, 2001

                                     PART II

ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

(A)     MARKET  INFORMATION

                                                            Price per Share
                                                            ---------------
                                                            High        Low
                                                            ----       ----

Fiscal year 2000
         First Quarter (January 1, 2000                     $9.00      $7.50
         through March 31, 2000)

         Second Quarter (April 1, 2000                      $9.00      $4.75
         through June 30, 2000)

         Third Quarter (July 1, 2000                        $5.00      $1.60
         through September 30, 2000)

         Fourth Quarter (October 1, 2000
         through December 31, 2000)                         $2.10      $ .75

Fiscal year 2001
         First Quarter (January 1, 2001
         through March 31, 2001)                            $3.20      $1.10

         Second Quarter (April 1, 2001
         through June 30, 2001)                             $3.30      $1.00

(B)     HOLDERS

         There are 43 registered holders of the common stock of  the  Company.

(C)     DIVIDENDS

        The Registrant has never paid any dividends, cash or otherwise, on the common shares of the Company. There is no plan to pay dividends for the foreseeable future.

(D)     UNREGISTERED  SALES


During the period covered by this report the Company has sold no equity securities that were not registered under the Securities Act of 1933, as amended.

                            5 STAR LIVING ONLINE, INC.
                                    FORM 10K
                        For the year ended May 31, 2001

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this document.

GENERAL

The Company has entered into a reverse merger agreement with Viral Genetics, Inc. as discussed in PART I, Item 4 of this Form 10K.

The Company has contingency plans and business opportunities in the event that management determines that these may be required.

See additional information regarding conduct of previous business  under PART I,
Item 1 of this Form 10K.

ANALYSIS OF FINANCIAL CONDITION

The future of the Company will be dependent upon its ability to obtain financing and additional capital through private placements of its common stock.

RESULTS  OF  OPERATIONS

5 Starliving Online, Inc incurred an accumulated deficit of $163,724 for the period from June 8, 1998 (inception) to May 31, 2001 and had no sales in the current year. The Company does not have any liabilities other than those shown in the financial statements, incurred in the normal operation of business.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                            5 STAR LIVING ONLINE, INC.
                                    FORM 10K
                        For the year ended May 31, 2001

ITEM  7.     FINANCIAL  STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:








                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               FINANCIAL STATEMENTS
                                  MAY 31, 2001









                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111








                            5 STARLIVING ONLINE, INC.
                               TABLE OF CONTENTS
                                  May 31, 2001



INDEPENDENT  AUDITOR'S  REPORT                                               1

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
     Statements  of  Operations                                              3
     Statement  of  Stockholders'  Equity  (Deficit)                         4
     Statements  of  Cash  Flows                                             5

NOTES  TO  FINANCIAL  STATEMENTS                                             6

Board  of  Directors
5  Starliving  Online,  Inc.
Seattle,  WA


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


We have audited the accompanying balance sheets of 5 Starliving Online, Inc. (a development stage enterprise), as of May 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended May 31, 2001 and 2000, and the period June 8, 1998 (inception) to May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5 Starliving Online, Inc. as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended May 31, 2001 and 2000, and the period June 8, 1998 (inception) to May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has been in the development stage since its inception on June 8, 1998. The Company has no assets, has no revenues, and has substantial debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the company are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington

August  14,  2001

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS




                                                    May  31,        May  31,
                                                      2001            2000
                                                 --------------  --------------
ASSETS

NET  ASSETS  OF  DISCONTINUED  OPERTIONS         $         -     $         -
                                                 ==============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

NET  LIABILITIES  OF  DISCONTINUED  OPERATIONS   $     261,547   $      97,823
                                                 --------------  --------------

COMMITMENTS  AND  CONTINGENCIES                            -               -
                                                 --------------  --------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
Preferred stock, 20,000,000 shares authorized,
  $0.0001 par value; no shares issued and
  outstanding                                              -               -

Common  stock, 80,000,000 shares authorized,
  $0.0001 par value; 8,035,693 shares, issued
  and  outstanding                                         804             804

Additional  paid-in-capital                            950,161         950,161

Stock  options                                         853,975         853,975

Deficit accumulated during development stage        (2,066,487)     (1,902,763)
                                                 --------------  --------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (261,547)        (97,823)
                                                 --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                               $         -     $         -
                                                 ==============  ==============















    The accompanying notes are an integral part of the financial statements.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                               From
                                                                           June 8, 1998
                                                   Year  Ended              (Inception)
                                          ------------------------------        to
                                             May  31,         May  31,        May  31,
                                               2001            2000            2001
                                          --------------  --------------  --------------
REVENUES                                  $         -     $         -     $         -
                                          --------------  --------------  --------------
LOSS FROM DISCONTINUED OPERATIONS
     BEFORE  INCOME  TAXES                     (163,724)     (1,882,941)     (2,066,487)

INCOME  TAXES                                       -               -               -
                                          --------------  --------------  --------------

NET  LOSS                                 $    (163,724)  $  (1,882,941)  $  (2,066,487)
                                          ==============  ==============  ==============

NET LOSS FROM DISCONTINUED  OPERATIONS
  PER COMMON SHARE, BASIC AND DILUTED     $       (0.02)  $       (0.31)  $       (0.36)
                                          ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED              8,035,693       6,139,134       5,662,767
                                          ==============  ==============  ==============


























    The accompanying notes are an integral part of the financial statements.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                       Deficit
                                                    Common Stock                                     Accumulated      Total
                                              ------------------------   Additional                  During the    Stockholders'
                                                 Number                    Paid-In        Stock      Development      Equity
                                               of Shares      Amount       Capital       Options        Stage       (Deficit)
                                               ----------   -----------   -----------   -----------   -----------   -----------
Issuance  of  common  stock
   for  cash  at  $0.0025  per  share           4,000,000   $      400    $    9,600    $       -     $      -      $   10,000

Issuance  of  common  stock
     from  sale  of  private  placement
     for  cash  at  $0.20  per  share             250,000           25        49,975            -            -          50,000

Loss  for  period  ending,  May  31, 1999             -            -             -              -        (19,822)      (19,822)
                                               ----------   -----------   -----------   -----------   -----------   -----------

Balance,  May  31,  1999                       4,250,000           425        59,575            -        (19,822)       40,178

Issuance  of  common  stock
     for  services  at  $0.19  per  share
     in  November  1999                        3,750,000           375       712,125            -            -         712,500

Issuance  of  common  stock
     for  services  at  $5.00  per  share
     in February 2000                             35,693             4       178,461            -            -         178,465

Issuance  of  stock  options                         -             -             -          853,975          -         853,975

Loss  for  year  ending,  May  31,  2000             -             -             -              -     (1,882,941)   (1,882,941)
                                               ----------   -----------   -----------   -----------   -----------   -----------

Balance,  May  31,  2000                       8,035,693           804       950,161       853,975    (1,902,763)      (97,823)

Loss  for  year  ending  May  31,  2001              -             -             -             -        (163,724)     (163,724)
                                               ----------   -----------   -----------   -----------   -----------   -----------

Balance,  May  31,  2001                       8,035,693    $      804    $  950,161    $  853,975    $(2,066,487)  $ (261,547)
                                              ===========   ===========   ===========   ===========   ===========   ===========


























    The accompanying notes are an integral part of the financial statements.

                            5 STARLIVING ONLINE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS



                                                                               From
                                                                           June 8, 1998
                                                   Year  Ended              (Inception)
                                          ------------------------------        to
                                             May  31,         May  31,        May  31,
                                               2001            2000            2001
                                          --------------  --------------  --------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net loss from discontinued  operations  $    (163,724)  $  (1,882,941)  $  (2,066,487)
  Sources (Uses) of cash in
    discontinued  operations                     35,647       1,744,939       1,780,586
                                          --------------  --------------  --------------
Net cash used in operating activities          (128,077)       (138,002)       (285,901)
                                          --------------  --------------  --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Investments in discontinued operations         (7,125)        (12,681)        (19,986
                                          --------------  --------------  --------------
Net cash used in investing activities            (7,125)        (12,681)        (19,986)
                                          --------------  --------------  --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
   Financing from discontinued operations        90,928         154,959         305,887
                                          --------------  --------------  --------------
Net cash provided by financing activities        90,928         154,959         305,887
                                          --------------  --------------  --------------

Change  in  cash                                 (44,274)         4,276             -

Cash,  beginning  of  period                      44,274         40,178             -
                                          --------------  --------------  --------------

Cash,  end  of  period                    $          -    $      44,454   $         -
                                          ==============  ==============  ==============

Supplemental  cash  flow  disclosures:

     Interest  expense  paid              $          -    $         -     $         -
                                          ==============  ==============  ==============

     Income  taxes  paid                  $          -    $         -     $         -
                                          ==============  ==============  ==============


Non-cash  transactions:

Issuance of stock options for expenses    $         -     $      853,975   $    853,975
Issuance of common stock for compensation $         -     $      890,964   $    890,964

    The accompanying notes are an integral part of the financial statements.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

5 Starliving Online, Inc., formerly HiTech Investment, Inc., (hereinafter "the Company"), was incorporated on June 8, 1998 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic commerce venture. The Company was implementing the consumer, industrial and business to business purchasing network whereby companies will be able to introduce their products for sale via the Company's web-site address. During the year ended May 31, 2001, in anticipation of a proposed merger with Viral Genetics, Inc. (Viral), the Company has abandoned its website activities. See Note 10 and 11. The Company maintains offices in Seattle, Washington, and in Vancouver, British Columbia. The Company's fiscal year end is May 31.

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

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation in June 1998 and has not yet realized any revenues from its planned operations. It was primarily engaged in the pursuit of high technology opportunities and alliances for the establishment and development of an internet electronic commerce venture. In anticipation of the proposed merger with Viral the Company has abandoned its internet activities.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At May 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at May 31, 2001.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Compensated  Absences
---------------------
As the Company is still in the development stage, it currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At May 31, 2001, the Company had net deferred tax assets of approximately $703,000, principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2001.

At May 31, 2001, the Company has net operating loss carryforwards of approximately $317,000, which expire in the years 2019 through 2020. The Company recognized approximately $1,750,000 of losses for the issuance of restricted common stock and stock options for services in 2000, which were not deductible for tax purposes.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding. Outstanding options representing 500,000 shares as of May 31, 2000 have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Employee  and  Non-Employee  Stock  Compensation
------------------------------------------------
The Company values common stock issued to employees and other than employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value is the lower of the closing prices on the first previous day and the first following day on which the Company's stock was traded.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss from discontinued operations for the year ended May 31, 2001, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has merger plans anticipated with Viral Genetics, Inc. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. See Notes 10 and 11.

NOTE  3  -  WEBSITE  DEVELOPMENT

In August 2000, the Company developed and revised its website. The costs of the development and revisions were $7,125 and were estimated to have been amortized over a period of 12 months. Amortization expense for the year ended May 31, 2001 was $2,865. In anticipation of the proposed merger, the website has been abandoned.

NOTE  4  -  COMMON  STOCK

During the period from June 8, 1998 (inception) to May 31, 1999, 4,250,000 shares of common stock were sold, (4,000,000 at $0.0025 per share, and 250,000 at $0.20 per share), under Regulation D, Rule 504.

On November 30, 1999, the Company entered into a management agreement, which provided specific services to the Company in exchange for 3,750,000 shares of the Company's common stock. These shares are restricted by Rule 144 of the Securities Act of 1933 and are restricted as to public transfer for a minimum period of one year. Of the total shares issued, 3,750,000 shares were issued to officers and directors of the Company. The fair market value of this stock at the time of issuance was $712,500, which was included in compensation expense.

On February 29, 2000, the Company entered into a consulting agreement that provided specific services to the Company in exchange for 35,693 shares of the Company's common stock. These shares are restricted by Rule 144 of the Securities Act of 1933 and are restricted as to public transfer for a minimum period of one year. The fair market value of this stock at the time of issuance was $178,465, which was included in consulting expenses.

In accordance with the proposed merger with Viral Genetics, Inc. there is a substantial anticipated issuance of common stock. See Note 11.

NOTE  5  -  PREFERRED  STOCK

The Company's preferred stock has not been issued. The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock, which contains no voting privileges and is not entitled to accrued dividends or conversion into shares of the Company's common stock.

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001
NOTE  6  -  STOCK  OPTIONS

In November 1999, the Company adopted a Stock Option Incentive Plan ("November 1999 Plan"). The plan allows management to grant up to 800,000 shares of common stock at its discretion.

In November 1999, management granted options from the November 1999 plan for 390,000 shares of common stock to Mola Investments Ltd. ("Mola") for strategic advisory and introduction services. These options are available for exercise at the sole discretion of Mola. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculator was $43,792, which was included in consulting expenses.

In February 2000, the Company adopted a second Stock Option Incentive Plan ("February 2000 Plan"). This plan allows the Company to distribute up to 3,500 shares of common stock at the discretion of the board of directors. As of May 31, 2001, no shares had been distributed from this plan.

In March 2000, management granted options from the November 1999 Plan for 110,000 shares of common stock to Eileen Hayward for extension of notes payable. These options are available for exercise at the sole discretion of Ms. Hayward. The fair value of these options estimated on the grant date using the Black-Scholes Option Price Calculator was $810,183, which was included in financing expenses. (See Note 9.)

In the above Black-Scholes Option Price calculations, the Company used the following assumptions to estimate fair value for the year ended May 31, 2000: the risk-free interest rate was five percent, volatility was 42.73%, the expected life of the options were five years, and there are no expected dividends. The expected volatility for the year ended May 31, 2001 was 207.85%.

During the year ended May 31, 2001, the Company issued no additional stock options or warrants.

Following  is  a  summary  of  the  Company's  stock  options:
                                                   Number       Weighted Average
                                                   of Shares    Exercise Price
                                                   -----------  --------------
Options outstanding and exercisable at 5-31-1999          -               -
                                                   ===========  ==============
Outstanding at 6-1-1999             -                     -               -
Granted 390,000 options 12/11/99, 5 year term,        390,000         $  0.25
     $0.25 strike price
Granted 110,000 options 5/15/00, 5 year term,         110,000            0.25
     $0.25 strike price
Exercised,                                                -               -
Forfeited                                                 -               -
                                                   -----------  --------------
Outstanding at 5-31-2000                              500,000   $        0.25
                                                   ===========  ==============
Options exercisable at 5-31-2000                      500,000   $        0.25
                                                   ===========  ==============
Options outstanding and exercisable at 5-31-2001      500,000   $        0.25
                                                   ===========  ==============
Weighted average fair value of options granted
  during the fiscal year ended May 31, 2000                     $     1.71
                                                                ==============

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  7  -  RELATED  PARTIES

The Company occupies office space provided by the president of the Company at no charge. The value of this space is not considered materially significant for financial reporting purposes.

In March 2000, the Company adopted a stock option plan for shares exercisable by Ms. Eileen Hayward for a $150,000 note payable. Ms. Hayward is the mother of Mr. Paul Hayward, the Company's president. See Note 9.

In  February  2000,  the  Company  lent  $12,500  to  a director.  (See Note 8.)

NOTE  8  -  NOTES  RECEIVABLE

In February 2000, the Company lent $12,500 to Ms. Kali Palmer, a director of the Company. This uncollateralized note was due on February 15, 2001 with an annual interest rate of 10%. At May 31, 2000, $362 of interest was accrued on the note receivable. This note was subsequently cancelled by the Company. The balance owed upon cancellation was treated as compensation expense for Kali Palmer's services.

NOTE  9  -  NOTES  PAYABLE

In February 2000, the Company borrowed $150,000 from Eileen Hayward, a related party. This uncollateralized note was due on February 1, 2001 with an annual interest rate of 10%. At May 31, 2001, $19,932 of interest expense was accrued on the note payable. This note was modified in March 2000, resulting in 110,000 stock options granted for an extension of this note. (See Note 6.)

NOTE  10  -  DISCONTINUED  OPERATIONS

During the fiscal year ending May 31, 2001, the Company abandoned its website in anticipation of the proposed merger with Viral Genetics, Inc. Since the website was substantially the only asset for the Company, all operating results for the year ended May 31, 2001 are included in discontinued operations.

Assets and liabilities of the Company's discontinued operations consisted of the following:

                                                      May 31,       May 31,
                                                       2001          2000
                                                   ------------  ------------
Cash                                               $     2,235   $    44,274
Related party notes receivable                             -          12,862
Website, net of amortization                             2,465           -
                                                   ------------  ------------
Total Assets                                       $     4,700   $    57,136
                                                   ============  ============
Accounts payable                                   $     5,221   $       -
Notes payable                                          261,026       154,959
                                                   ------------  ------------
Total Liabilities                                      266,247       154,959
                                                   ------------  ------------
Net Liabilities of Discontinued Operations         $   261,547   $    97,823
                                                   ============  ============

                             5 STARLIVING ONLINE, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  11  -  SUBSEQUENT  EVENTS

The Company entered into an agreement with Viral Genetics, Inc. (Viral), a California corporation, concerning an anticipated merger on April 20, 2001. If this merger is approved by shareholders, the Company would issue 18,750,580 shares of common stock to acquire 51% of Viral. The transaction will be considered as a reverse acquisition and reorganization, where Viral, as the operating company, will be considered as the acquiring company. The transaction will be considered as a recapitalization of Viral, and the subsequent accounting information will be that of Viral. As of the Company's financial statements dated May 31, 2001, the merger had not been finalized.

                            5 STAR LIVING ONLINE, INC.
                                   FORM 10KSB
                        For the year ended May 31, 2001

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the registrant's two most recent fiscal years and the subsequent interim period, no independent accountant who was previously engaged as the principal accountant to audit the registrant's financial statements, or independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.

The Registrant has engaged Williams & Webster, P.S. as Independent Auditor for the year ended May 31, 2001.

ITEM 9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(A)     IDENTIFICATION  OF  DIRECTORS

Set forth below is the name, age and length of service of the Company's present directors:

NAME  (AGE)                    POSITION               LENGTH  OF  SERVICE
--------------------------     -------------------    -------------------
Paul Hayward       (53)        President,             Since 1998
                               Secretary, Director

        Executive Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an Executive Officer.

        Set forth  below is  certain   biographical  information  regarding  the
Director and Executive  Officer  of  the  Company.

        Paul Hayward: Mr. Hayward is the President, Secretary and a Director of the Company. From 1994 to 1997 he was investor relations counsel to Datotech Systems, Inc. and from 1997 to 1998 he was investor relations counsel to Europa Resources, Inc. Since 1998 he has been involved with this Company on a full time basis.

(C)     IDENTIFICATION  OF  CERTAIN  SIGNIFICANT  EMPLOYEES

The Registrant has no other employees.

(D)     FAMILY  RELATIONSHIPS

There is no family relationship between any Director, Executive Officer, or person nominated or chosen by the Registrant to become a Director or Executive Officer.

(E)      INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal proceedings during the past five years.

                            5 STAR LIVING ONLINE, INC.
                                     FORM 10K
                        For the year ended May 31, 2001

(F)     PROMOTERS  AND  CONTROL  PERSONS

Not  Applicable

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

So far as the Registrant is able to ascertain, all officers and directors of the Company are in compliance with information required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM  10.     EXECUTIVE  COMPENSATION

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year. There is no bonus, profit sharing, pension, retirement or any other compensation plan for any officer or director of the company.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

         There are presently 8.035.693 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the company to own beneficially, five per cent or more of the company's common stock, and the officers and directors of the company.

Title  of     Name  and  Address              Amount  and Nature            % of
Class        of  Beneficial  Owner           of Beneficial Ownership       Class
________________________________________________________________________________
Common        Paul Hayward  (1)                    1,000,000                 13%
Stock            10-1917 W. 4th Ave
                 Vancouver, Canada
              Upshaw Investment, Inc.               375,000                  5%
                 Roveant House Box N529
                 Nassau, Bahamas
              Chantal Gibson                        380,000                  5%
                 202-1072-4 Nakashimoud
                 Japan
              Eileen Hayward                        390,000                  5%
                 52 Pannal Ash Rd
                 Yorkshire, England
              Dilshand Maherali                     375,000                  5%
                 4708 Shepard St.
                Burnby, Canada
              Mola Investments Ltd                  390,000                  5%
                 9 Burrard St
                 St. Heller, Jersey
              Quadra Investments, Ltd.              385,000                  5%
                 Oxford House, Commercial Road
                 St. Helier, Channel Islands

              Directors and Officers (1)          1,000,000                 13%
              as a group

(1) The positions of those persons who are directors or executive officers of the Registrant are set out in Item 9.

                            5 STAR LIVING ONLINE, INC.
                                   FORM 10KSB
                        For the year ended May 31, 2001

CHANGES  IN  CONTROL

There are no arrangements that might in due course ( subject to shareholder and regulatory approval ) result in a change in control of the Registrant, other than those outlined in the Preliminary 14A Proxy Statement filed by the corporate attorney with the SEC on 8/8/2001.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(A)    TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

The Company occupies office space provided by Paul Hayward, the president of the Company at no charge. The value of this space is not considered materially significant for reporting purposes.

PART  IV

ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(A)     Exhibits  required  by  Item  601                               (1)

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession, Filed with PRE14c, June 6, 2001
(3)(i)    Articles  of  Incorporation, Filed with 10SB, July 29, 1999
(3)(ii)   Bylaws,  Filed with 10SB, July 29, 1999
(13) Annual report to security holders, Form 10Q or quarterly report to security holders, filed variously

          (1)  Omitted  Exhibits  not  applicable

(B)     REPORTS  ON  FORM  8-K:

     The Company did not file any reports on Form 8-K in the fiscal year ended May 31, 2001.

                            5 STAR LIVING ONLINE, INC.
                                   FORM 10KSB
                        For the year ended May 31, 2001



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  August 27, 2001

5 Star Living Online, Inc.
Registrant

                    /s/ Paul Haywood
                    _____________________________
                    President,  Secretary  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 23, 2001.

                    /s/ Paul Haywood
                    _____________________________
                    Paul Haywood
                    President,  Secretary  and  Director