Form 10QSB
period 2001-08-31
5 STARLIVING ONLINE INC
filed 2001-10-15
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-26875

                   5 STAR LIVING ONLINE, INC.
(Exact name of small business issuer as specified in its charter)

           Delaware                         33-0814123
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

         10229 19th AVENUE S.W. 98146, SEATTLE, WA 98168
            (Address of principal executive offices)

                         (206) 261-3231
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2001 there were shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                   5 STAR LIVING ONLINE, INC.

                              INDEX
                                                                    Page
PART I.    Item 1.  Financial Information                             3

           Accountants' Review Report                                 3

           Balance  Sheets  as of August  31, 2001 and May 31, 2001   4

           Statements of Operations for the Three Months Ended        5
           August 31, 2001 and 2000 and from Inception on
           June 8, 1998 through August 31, 2001

           Statement of Stockholders' Equity from inception           6
           On June 8, 1998 through August 31, 2001

           Statements of Cash Flows for the Three Months Ended        7
           August 31, 2001 and 2000 and from Inception on
           June 8, 1998 through August 31, 2001

           Notes to the Financial Statements                          8

           Item  2. Management's Discussion and Analysis             16
           of Financial Condition

PART II    Other Information                                         17

           Item 6.  Exhibits and Reports on Form 8-K                 17

SIGNATURES                                                           17

                           PART I.
               Item 1.  Financial Information


Board of Directors
5 Starliving Online, Inc.
Seattle, WA


                 ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of 5 Starliving Online, Inc. (a development stage enterprise) as of August 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended August 31, 2001, and for the period from June 8, 1998 (inception) to August 31, 2001. These financial statements are the responsibility of the Company's management.

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

The financial statements for the period ended May 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated August 14, 2001, restated October 4, 2001, but we have not performed any auditing procedures since that date.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the
Company  as  a going concern.  As discussed in Note  2,  the
Company has been in the development stage since its inception on June 8, 1998. The Company has minimal assets, no revenues, and substantial debt. Management's plans regarding these matters are described in Note 2. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.


Certified Public Accountants
Spokane, Washington

October 4, 2001

                        5 STARLIVING ONLINE, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEETS

                                                     August 31, 2001   May 31,
                                                      (Unaudited)       2001
                                                     -------------- ------------
ASSETS
  CURRENT ASSETS
     Cash                                            $      9,362   $      2,235
                                                     -------------- ------------
        Total Current Assets                                9,362          2,235

  NET ASSETS FROM DISCONTINUED OPERATIONS                   2,465          2,465
                                                     -------------- ------------
     TOTAL ASSETS                                    $     11,827   $      4,700
                                                     -------------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

  CURRENT LIABILITIES
     Accounts payable                                $      5,480   $      5,221
     Notes payable                                         10,943         10,943
     Related party notes payable                          239,985        229,985
     Interest payable                                      24,428         20,098
                                                     -------------- ------------
  TOTAL LIABILITIES                                  $    280,836   $    266,247
                                                     -------------- ------------
  COMMITMENTS AND CONTINGENCIES                                 -              -
                                                     -------------- ------------
  STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, 20,000,000 shares authorized,
      $0.0001 par value; no shares issued  and
      outstanding                                               -              -
     Common stock, 80,000,000 shares authorized,
      $0.0001 par  value; 8,035,693 shares, issued
      and outstanding                                         804            804
     Additional paid-in capital                           950,161        950,161
     Stock options                                        853,975        853,975
     Deficit   accumulated  during  development stage  (2,073,949)    (2,066,487)
                                                     -------------- ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (269,009)      (261,547)
                                                     -------------- ------------
  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                   $    11,827   $      4,700
                                                     ============== ============

See accompanying notes and accountant's review report.

                         5 STARLIVING ONLINE, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF OPERATIONS

                                                                             From June 8,1998
                                                   Three Months Ended         (Inception) to
                                            --------------------------------
                                            August 31, 2001  August 31, 2000  August 31, 2001
                                               (unaudited)    (unaudited)      (unaudited)
						        ---------------  ---------------  ---------------
REVENUES                                    $          -     $         -      $          -
						        ---------------  ---------------  ---------------
EXPENSES
 Salaries                                              -          13,000            69,729
 Compensation                                          -               -           890,964
 Consulting                                            -          16,243           135,851
 Advertising and promotion                             -           4,329             5,053
 Legal and accounting                              2,000           6,175            70,667
 Filing fees                                         266               -             6,404
 Office expenses                                     734          15,098            46,491
 Travel                                                -           4,356             7,397
 Transfer agent expense                              132             524             3,601
   						        ---------------  ---------------  ---------------
  TOTAL EXPENSES                                   3,132          59,725         1,236,157
						        ---------------  ---------------  ---------------
LOSS FROM OPERATIONS                              (3,132)        (59,725)       (1,236,157)

OTHER INCOME (EXPENSE):
 Interest income                                       -             319             1,379
 Interest expense                                 (4,330)         (3,770)          (24,427)
 Financing expense                                     -               -          (810,183)
 Miscellaneous income                                  -             900               999
						        ---------------  ---------------  ---------------
  TOTAL OTHER INCOME (EXPENSE)                    (4,330)         (2,551)         (832,232)

LOSS FROM DISCONTINUED OPERATIONS                      -            (222)           (4,660)
						        ---------------  ---------------  ---------------
LOSS BEFORE INCOME TAXES                          (7,462)        (62,498)       (2,073,049)

INCOME TAXES                                           -               -                 -
						        ---------------  ---------------  ---------------
NET LOSS                                       $  (7,462)    $   (62,498)     $ (2,073,049)

NET LOSS PER COMMON SHARE FROM DISCONTINUED
OPERATIONS, BASIC AND DILUTED                  $     nil     $       nil      $       nil
					              ===============  ===============  ===============
NET LOSS PER COMMON SHARE
BASIC AND DILUTED                              $     nil     $    (0.01)      $     (0.35)
						        ===============  ===============  ===============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING,
BASIC AND DILUTED                               8,035,693       8,046,805        5,848,246
						        ===============  ===============  ===============

See accompanying notes and accountant's review report.

                     5 STARLIVING ONLINE, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               Deficit
                                    Common Stock                             Accumulated       Total
                                -------------------   Additional               During      Stockholders'
                                  Number               Paid-in      Stock    Development       Equity
                                of Shares    Amount    Capital      Options      Stage       (Deficit)
                                 ---------   -----   -----------   ---------   ----------   ------------
Issuance of common stock
 for cash at $0.0025 per share   4,000,000   $ 400   $     9,600   $       -   $        -   $     10,000

Issuance of common stock
 from sale of private placement
 for  cash at $0.20 per share      250,000      25        49,975           -            -         50,000

Loss for period ending, May 31,
 1999                                    -       -             -           -      (19,822)       (19,822)
                                 ---------   -----   -----------   ---------   ----------   ------------
Balance, May 31, 1999            4,250,000     425        59,575           -      (19,822)        40,178

Issuance of common stock
 for services at $0.19 per
 share in November 1999          3,750,000     375       712,125           -            -        712,500

Issuance of common stock
 for services at $5.00 per
 share in February 2000             35,693       4       178,461           -            -        178,465

Issuance of stock options                -       -             -     853,975            -        853,975

Loss for year ending, May 31,
 2000                                    -       -             -           -   (1,882,941)    (1,882,941)
                                 ---------   -----   -----------   ---------   ----------   ------------
Balance, May 31, 2000            8,035,693     804       950,161     853,975   (1,902,763)       (97,823)

Loss for year ending May 31,
 2001                                    -       -             -           -     (163,724)      (163,724)
                                 ---------   -----   -----------   ---------   ----------   ------------
Balance, May 31,2001             8,035,693     804       950,161     853,975   (2,066,487)      (261,547)

Loss for period ending, August
 31, 2001                                -       -             -           -       (7,462)        (7,462)
                                 ---------   -----   -----------   ---------   ----------   ------------
Balance, August 31, 2001
(unaudited)                      8,035,693   $ 804   $   950,161   $ 853,975   $(2,073,949)  $  (269,009)
                                 =========   =====   ===========   =========   ===========  ============

See accompanying notes and accountant's review report.

                           5 STARLIVING ONLINE, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS


                                                    Three Months Ended
                                               ----------------------------  From June 8, 1998
                                                  August 31,     August 31,    (Inception) to
                                                    2001           2000       August 31, 2001
                                                 (unaudited)    (unaudited)     (unaudited)
                                               --------------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                    $      (7,462)  $   (62,498)  $    (2,073,949)
   Cancelled accounts receivable                           -             -            12,862
   Increase in accounts payable                          259         1,700             5,480
   Increase in interest payable                        4,330             -            24,428
   Payment of expenses from issuance of stock              -             -           890,964
   Payment of expenses from stock options                  -             -           853,975
   Net cash used in discontinued operations                -           222             4,661
                                               --------------  ------------  -----------------
Net cash used in operations                           (2,873)      (60,576)         (281,579)
                                               --------------  ------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in notes receivable                            -          (318)          (12,861)
   Investments in discontinued operations                  -        (2,658)           (7,125)
                                               --------------  ------------  -----------------
Net cash used in investing activities                      -        (2,976)          (19,986)
                                               --------------  ------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                        10,000        83,756           250,927
   Proceeds from sale of common stock                      -             -            60,000
                                               --------------  ------------  -----------------
Net cash provided by financing activities             10,000        83,756           310,927
                                               --------------  ------------  -----------------
Change in cash                                         7,127        20,204             9,362

Cash, beginning of period                              2,235        44,274                 -
                                               --------------  ------------  -----------------
Cash, end of period                            $       9,362   $    64,478   $         9,362
                                               ==============  ============  =================
Supplemental cash flow disclosures:

   Interest expense paid                       $           -   $         -   $             -
                                               ==============  ============  =================
   Income taxes paid                           $           -   $         -   $             -
                                               ==============  ============  =================
Non-cash transactions:

   Issuance  of  stock   options for expenses  $           -   $         -   $       853,975
   Issuance of common stock  for compensation  $           -   $         -   $       890,964

See accompanying notes and accountant's review report.

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
                         August 31, 2001

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

Accounting Method
The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United
States of America.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Development Stage Activities
The Company has been in the development stage since its formation in June 1998 and has not yet realized any revenues from its planned operations. It was primarily engaged in the pursuit of high technology opportunities and alliances for the establishment and development of an internet electronic commerce venture. In anticipation of the proposed merger with Viral, the Company has abandoned its internet activities.

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
                         August 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For  purposes  of  the  Statement  of  Cash  Flows,  the  Company
considers  all  short-term  debt  securities  purchased  with   a
maturity of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At   August  31,  2001,  the  Company  has  not  engaged  in  any transactions that would be considered derivative instruments or hedging activities.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at August 31, 2001.

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
                         August 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences
As  the  Company is still in the development stage, it  currently
does   not  have  a  policy  regarding  accruals  of  compensated
absences.   The  Company  intends  to  expense  these  costs   as
incurred.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At August 31, 2001, the Company had net deferred tax assets of approximately $518,000 principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at August 31, 2001.

At August 31, 2001, the Company has net operating loss carryforwards of approximately $323,000 which expire in the years 2019 through 2020. The Company recognized approximately $1,750,000 of losses for the issuance of restricted common stock and stock options for services in 2000, which were not deductible in that year for tax purposes.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding options representing 500,000 shares as of August 31, 2001 and 2000 have been excluded from the calculation of diluted loss per share as they would be antidilutive.

Employee and Non-Employee Stock Compensation
The Company values common stock issued to employees and other than employees for services, property and investments at the fair market value of the common stock, which is the closing price of Company stock on the day of issuance. If no trading occurred on that day, then the fair market value is the lower of the closing prices of the first previous day and the first following day on which the Company's stock was traded.

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
                         August 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss for the period ended August 31, 2001, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has a merger planned with Viral Genetics, Inc. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. See Notes 9 and 10.


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

In  accordance with the proposed merger with Viral Genetics, Inc.
there is a substantial anticipated issuance of common stock.  See
Note 10.

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
                         August 31, 2001

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

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
                         August 31, 2001

NOTE 5 - STOCK OPTIONS (continued)

Following is a summary of the Company's stock options:

                                                             Weighted
                                                   Number    Average
                                                     of      Exercise
                                                   Shares     Price
                                                  --------   --------
Options outstanding and exercisable  at 5-31-1999        -          -
                                                  ========   ========
Outstanding at 6-1-1999                                  -          -
Granted 390,000 options 12/11/99, 5 year term,     390,000   $   0.25
$0.25 strike price
Granted 110,000 options 5/15/00, 5 year term,      110,000       0.25
$0.25 strike price
Exercised,                                               -          -
Forfeited                                                -          -
                                                  --------   --------
Outstanding at 5-31-2000                           500,000   $   0.25
                                                  ========   ========
Options exercisable at 5-31-2000                   500,000   $   0.25
                                                  ========   ========
Options outstanding and exercisable at 5-31-2001   500,000   $   0.25
                                                  ========   ========
Weighted average fair value of  options granted
 during the fiscal year ended May 31, 2000         $  1.71
                                                  ========
During  the  year  ended  May 31, 2001,  the  Company  issued  no
additional  stock  options  or  warrants.   No  additional  stock
options  or warrants were issued during the period ending  August
31, 2001. Subsequent to August 31, 2001, in preparation of the Viral merger, management canceled all outstanding stock options.


NOTE 6 - RELATED PARTIES

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

In  February 2000, the Company lent $12,500 to a director.   (See
Note 7.)

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
                         August 31, 2001

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


NOTE 9 - DISCONTINUED OPERATIONS

During the fiscal year ending May 31, 2001, the Company abandoned its website in anticipation of the proposed merger with Viral Genetics, Inc. The website was substantially the only asset for the Company. The website had a net value of $2,465 at May 31, 2001 and August 31, 2001.


NOTE 10 - SUBSEQUENT EVENTS AND RESTATEMENT

The Company entered into an agreement with Viral Genetics, Inc. (Viral), a California corporation, concerning an anticipated merger on April 20, 2001. The transaction will be considered as a reverse acquisition and reorganization, where Viral, as the operating company, will be considered as the acquiring company. The transaction will be considered as a recapitalization of Viral, and the subsequent accounting information will be that of Viral.. As the Company is a nonoperating company with limited assets, the substance of the proposed merger transaction is a capital transaction, rather than a business combination. The transaction is a stock for stock exchange. As of the Company's financial statements dated August 31, 2001, the merger had not been finalized.

The original financial statements for May 31, 2001 presented the liabilities as being part of discontinued operations. The Company's plans and agreements concerning the Viral acquisition have changed and the liabilities will continue as debts of the Company.

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
                          May 31, 2001

NOTE 10 - SUBSEQUENT EVENTS AND RESTATEMENT (continued)

The Company is in discussions to settle some of the liabilities by issuances of common stock. The net liabilities of discontinued operations of $263,782 has been replaced with net assets of discontinued operations of $2,465 and Company liabilities of $266,247. This restatement resulted in no change to the Company's net loss or the deficit accumulated during development stage.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Results of Operations

Three Months periods Ended August 31, 2001 and 2000

The Company had no revenue from continuing operations for the three months ended August 31, 2001 and 2000.

General and administrative expenses for the three-month periods ended August 31, 2001 and 2000 were $3,132 and $59,725, respectively. The substantially higher expenses in the three-month period ended August 31, 2000, are attributable to salaries, consulting fees, advertising expense, travel expense and, office expense incurred by the Company in an effort to implement its luxury lifestyle Internet business, which was abandoned in the first quarter of the current fiscal year. The Company had interest expense of $4,330 for the three months ended August 31, 2001, as compared to $3,770 for the three months ended August 31, 2000, and a nominal amount of interest and miscellaneous income totaling $1,219 in the three months ended August 31, 2000, which did not recur during the comparable period in 2001.

Due to the foregoing factors, the Company realized a net loss of $7,462 for the three months ended August 31, 2001, as compared to a net loss of $62,498 for the three months ended August 31, 2000.

Liquidity and Capital Resources

At August 31, 2001, the Company had a working capital deficit of $271,474. The Company's deficit accumulated during the development stage was $2,073,949 at August 31, 2001. The Company is in discussions to settle a substantial portion of its liabilities at August 31, 2001, through the issuance of common stock. If the Company is successful in these efforts, its working capital position at August 31, 2001, would have been substantially improve.

In April 2001, the Company entered into an agreement to acquire Viral Genetics, Inc., a California corporation ("Viral"). This agreement provided for the acquisition of 51 percent of the outstanding common stock of Viral, with an option to acquire the balance at a later date. The agreement was terminated in September 2001, in favor of a new agreement pursuant to which the Company would acquire all of the outstanding capital stock of Viral for 29,750,580 shares of the Company's common stock. This transaction was effected on October 2, 2001, so that Viral is now a wholly owned subsidiary of the Company and the former stockholders of Viral hold 78.7 percent of the Company's issued and outstanding shares. There was no affiliation between the Company and Viral or any of its officers, directors, and controlling stockholders prior the acquisition. This transaction will result in Viral being recapitalized in the Company's second fiscal quarter as part of the reverse acquisition of the Company.

Viral was founded in 1996 to discover, develop, and commercialize novel therapeutic and diagnostic systems for the treatment of viral diseases. Viral Genetics' core technology revolves around a biologically active linear protein, Thymus Nuclear Protein
(TNP), first discovered by Dr. Harry Zhabilov MD, Ph.D. A native Bulgarian, Dr. Zhabilov now resides in the United States, and he has had extensive research experience in the immunotherapy of cancer and HIV/AIDS infections.

To date, Viral's main focus has been the development of a treatment to stop the progression of the Human Immunodeficiency Virus (HIV), which is the causative agent in AIDS. Based on Thymus Nuclear Protein's proposed mechanism of action and the results of preliminary human clinical testing, the Company believes TNP may also be useful as a vaccine for HIV and as a treatment for active Herpes Simplex infections (genital herpes).

Viral is in the process of conducting and evaluating offshore human clinical trials. We expect that clinical trials and further product development and refinement will continue overseas for at least the next six months. Once we complete this testing and development process we expect to commence marketing overseas in the third quarter of 2002.

Viral will need additional capital to complete clinical trials and implement its marketing effort. Viral has reached an arrangement for obtaining financing for its operations that management believes will provide sufficient working capital to fund its operations. The first portion of this financing in the amount of $1,000,000 is to be paid by October 17, 2001. However, this financing has not yet been received, and should the financing not be forthcoming for any reason Viral would be forced to seek additional financing from other sources, and there is no assurance such financing will be available on terms acceptable to Viral.

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.  None

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   5 STAR LIVING ONLINE, INC.

Date: October 10, 2001            By: /s/ Haig Keledjian, President