Form 10KSB/A
period 2001-05-31
5 STARLIVING ONLINE INC
filed 2001-10-17
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1

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

              10229 19th AVENUE S.W., SEATTLE WA. 98168
      _________________________________________________________
              (Address of principal executive offices)
                           (Zip Code)

               Issuer's telephone number: (206) 261-3231

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, Par Value $0.0001

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

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on April
23, 2001, was $8,566,022.

As of May 31, 2001, the Registrant had outstanding 8,035,693 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):
Yes ( )  No  (X)

                            5 STAR LIVING ONLINE, INC.
                                FORM 10-KSB/A
                        For the year ended May 31, 2001

                                      INDEX
                                      -----


                                     PART I
                                                            PAGE

ITEM 1. DESCRIPTION OF BUSINESS                               3
ITEM 2. DESCRIPTION OF PROPERTY                               4
ITEM 3. LEGAL PROCEEDINGS                                     4
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   4

                                    PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                  4
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                   5
ITEM 7. FINANCIAL STATEMENTS                                  6
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                  6

                                    PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    7
ITEM 10. EXECUTIVE COMPENSATION                               8
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                      8
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       9

                                    PART  IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K                                         9

SIGNATURES                                                    9

                            5 STAR LIVING ONLINE, INC.
                                 FORM 10-KSB/A
                        For the year ended May 31, 2001

                           FORWARD LOOKING STATEMENTS

This   document  includes  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section
21E of the Securities Exchange Act of  1934.   These  statements
are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, the forward-looking events and circumstances discussed in this document might not ccur and actual results could differ materially from those anticipated or implied in the forward- looking statements.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

5   Starliving  Online, Inc., formerly Hitech Investments  Inc.,
(hereinafter "the Company"), was incorporated on June 8, 1998 under the laws of the State of Delaware for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an internet electronic search engine venture. The Company has no active business operations until April 1999, when it changed its name to 5 Starliving Online, Inc., and began pursing its business plan to implement an e-commerce luxury item auction site.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

No matter was submitted to a vote of security holders in the fourth fiscal quarter of the year ended May 31, 2001.

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

                                     PART II

ITEM   5.      MARKET   FOR   THE  REGISTRANT'S  COMMON  STOCK  AND
               RELATED SHAREHOLDER MATTERS

Quotations for the Company's common stock appear on the OTC Bulletin Board, under the symbol "HTHV". The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

(A)     MARKET  INFORMATION

                                                  Price per Share
                                                  ---------------
                                                 High          Low
                                                 ----          ----

Calendar year 2000
          First Quarter (January 1, 2000        $9.00          $7.50
           through March 31, 2000)

          Second Quarter (April 1, 2000         $9.00          $4.75
           through June 30, 2000)

          Third Quarter (July 1, 2000           $5.00          $1.60
           through September 30, 2000)

          Fourth Quarter (October 1, 2000       $2.10          $ .75
           through December 31, 2000)

Calendar year 2001
         First Quarter (January 1, 2001
          through March 31, 2001)               $3.20          $1.09

         Second Quarter (April 1, 2001
          through June 30, 2001)                $3.30          $1.00

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations - Years Ended May 31, 2001 and 2000

The Company had no revenue from continuing operations for the fiscal years ended May 31, 2001 and 2000.

General and administrative expenses for the year ended May 31, 2001 and 2000 were $145,842 and $1,068,261, respectively. The substantially higher expenses in the year ended May 31, 2000, are attributable to management and consulting fees paid in November 1999 and February 2000 with our common stock valued at $890,964.

The Company recognized a financing expense in the year ended may 31, 2000, in the amount of $810,183, which did not recur in the year ended May 31, 2001.

Due to the foregoing factors, the Company realized a net loss of $163,724 for the fiscal year ended May 31, 2001, as compared to a net loss of $1,882,941 for the fiscal year ended May 31, 2000.

Liquidity and Capital Resources

At May 31, 2001, the Company had a working capital deficit of $264,012. The Company's deficit accumulated during the development stage was $2,066,487 at May 31, 2001. Further, at May 31, 2001,
the Company had no active business operations and no revenue from any source. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Viral was founded in 1996 to discover, develop, and commercialize novel therapeutic and diagnostic systems for the treatment of viral diseases. Viral Genetics' core technology revolves around a biologically active linear protein, Thymus Nuclear Protein (TNP). To date, Viral's main focus has been the development of a treatment to stop the progression of the Human Immunodeficiency Virus (HIV), which is the causative agent in AIDS. Based on Thymus Nuclear Protein's proposed mechanism of action and the results of preliminary human clinical testing, the Company believes TNP may also be useful as a vaccine for HIV and as a treatment for active Herpes Simplex infections (genital herpes).

Management believes Viral has sufficient working capital to fund its operations through the clinical trial and development stages.


ITEM  7.     FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 10.


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

The Registrant has engaged Williams & Webster, P.S. as Independent Auditor for the year ended May 31, 2001.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)     IDENTIFICATION  OF  DIRECTORS

Set   forth  below is the name, age and length of  service  of  the
Company's present directors:

NAME (AGE)           POSITION                LENGTH OF SERVICE
----------------     -------------------     -------------------
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

ITEM  10.     EXECUTIVE  COMPENSATION

   The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the prior fiscal years ended May 31, 2001, 2000, and 1999, of those persons who were either (i) the chief executive officer during the last completed fiscal year or
(ii) one (1) of the other four (4) most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                             Annual         Long Term
                          Compensation    Compensation
                                            Securities
                                            Underlying       All Other
Name  and Principal   Year  Salary($)     Options/SARs(#)  Compensation($)
Position

Paul Hayward          2001    None             None             None
  President           2000   8,000             None             None
                      1999    None             None             None

Stock Options

      No stock options were issued to any of the Named Executive Officers during the fiscal year ended May 31, 2001, and none of the Named Executive Officers hold any stock options.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

      There are presently 8,035,693 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of this date, owns of record, or is known by the company to own beneficially, five per cent or more of the company's common stock, and the officers and directors of the company.

Title of   Name and Address          Amount and Nature       % of
Class      of Beneficial Owner    of Beneficial Ownership    Class
___________________________________________________________________

Common     Paul Hayward (1)             1,000,000             12.4%
Stock       10-1917 W. 4th Ave
            Vancouver, Canada

Common     Nazir Maherali               3,750,000             46.7%
Stock        Suite 11
             31550, South Fraser Way
             Abbotsford BC Canada

           Directors and Officers (1)   1,000,000             12.4%
              as a group

(1)  Paul Hayward is the sole officer and director of the Company.

CHANGES  IN  CONTROL

There are no arrangements that might in due course (subject to shareholder and regulatory approval) result in a change in control of the Registrant, other than those outlined in the Preliminary 14A Proxy Statement filed by the corporate attorney with the SEC on 8/8/2001.

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

(A)       Exhibits required by Item 601(1)

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

                                   5 Star Living Online, Inc.


Dated:  October 16, 2001           By /s/ Haig Keledjian, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 16, 2001.


                                   /s/ Haig Keledjian, Director


                                   /s/ Paul Hayward, Director and
                                       Chief Financial Officer

                     5 STARLIVING ONLINE, INC.

                         TABLE OF CONTENTS

                           May 31, 2001



INDEPENDENT AUDITOR'S REPORT                           11


FINANCIAL STATEMENTS

     Balance Sheets                                    12

     Statements of Operations                          13

     Statement of Stockholders' Equity (Deficit)       14

     Statements of Cash Flows                          15


NOTES TO FINANCIAL STATEMENTS                          16

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

August  14, 2001, except for Note 11 for which the date is  October
4, 2001

                    5 STARLIVING ONLINE, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                         BALANCE SHEETS

                                                    May 31,
                                                      2001         May 31,
                                                   (Restated)       2000
ASSETS

  CURRENT ASSETS
     Cash                                       $      2,235    $     44,274
     Related party note receivable                         -          12,862
                                                  ----------       ---------
        Total Current Assets                           2,235          57,136
                                                  ----------       ---------
  NET ASSETS OF DISCONTINUED OPERATIONS                2,465               -
                                                  ----------       ---------
     TOTAL ASSETS                               $      4,700    $     57,136
                                                  ==========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

  CURRENT LIABILITIES
     Accounts payable                           $      5,221    $         -
     Notes payable                                    10,943              -
     Related party notes payable                     229,985        154,959
     Interest payable                                 20,098              -
                                                   ---------       --------
        Total Current Liabilities                    266,247        154,959
                                                   ---------       --------

  COMMITMENTS AND CONTINGENCIES                            -              -
                                                   ---------       --------
  STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 20,000,000 shares authorized,
     $0.0001 par value; no shares issued
     and outstanding                                        -             -
    Common stock, 80,000,000 shares authorized,
     $0.0001 par value; 8,035,693 shares, issued
     and outstanding                                      804           804
    Additional paid-in capital                        950,161       950,161
     Stock options                                    853,975       853,975
    Deficit accumulated during development stage   (2,066,487)   (1,902,763)
                                                   ----------     ---------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (261,547)      (97,823)
                                                   ----------     ---------
  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)              $      4,700    $   57,136
                                                  ===========     ==========

The accompanying notes are an integral part of these financial statements.

                      5 STARLIVING ONLINE, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF OPERATIONS


                                                 Year Ended         From June 8,1998
                                          May 31,                      (Inception)
                                           2001            May 31,   to May 31, 2001
                                         (Restated)         2000       (Restated)
REVENUES                                $         -    $          -    $          -

EXPENSES
 Salaries                                    39,500          16,000          69,729
 Compensation                                     -         890,964         890,964
 Consulting                                  43,807          92,044         135,851
 Advertising and promotion                    5,053               -           5,053
 Filing fees                                    252           2,881           6,138
 Legal and professional                      18,975          47,692          68,667
 Office expense                              29,764          16,805          46,657
 Travel                                       7,397               -           7,397
 Transfer agent                               1,094           1,875           3,469
                                         ----------       ---------       ---------
   TOTAL EXPENSES                           145,842       1,068,261       1,233,925
                                         ----------       ---------       ---------
LOSS FROM OPERATIONS                       (145,842)     (1,068,261)     (1,233,925)

OTHER INCOME (EXPENSE)
 Interest income                              1,016             363           1,379
 Interest expense                           (15,138)         (4,959)        (20,097)
 Financing expense                                -        (810,183)       (810,183)
 Miscellaneous income                           900              99             999
                                         ----------       ---------       ---------
   TOTAL OTHER INCOME (EXPENSE)             (13,222)       (814,680)       (827,902)

LOSS FROM DISCONTINUED OPERATIONS            (4,660)              -          (4,660)
                                         ----------       ---------       ---------
LOSS BEFORE INCOME TAXES                   (163,724)     (1,882,941)     (2,066,487)

INCOME TAXES                                      -               -               -
                                         ----------       ---------       ---------
NET LOSS                                $  (163,724)   $ (1,882,941)   $ (2,066,487)
                                         ==========       =========       ==========
 NET LOSS PER COMMON SHARE FROM
   CONTINUING OPERATIONS,
  BASIC AND DILUTED                     $     (0.02)   $      (0.31)   $      (0.36)
                                          =========       =========       =========
 NET LOSS FROM DISCONTINUED OPERATIONS
   PER COMMON SHARE,
   BASIC AND DILUTED                    $  nil         $  nil          $  nil
                                          =========      ==========       =========
 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING,
   BASIC AND DILUTED                      8,035,693       6,139,134       5,662,767

The accompanying notes are an integral part of these financial statements.

                       5 STARLIVING ONLINE, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Deficit
                                                                                     Accumulated        Total
                                       Common Stock      Additional                    During        Stockholders'
                                     Number                Paid-in       Stock       Development       Equity
                                   of Shares    Amount     Capital      Options         Stage         (Deficit)
Issuance of common stock
 for cash at $0.0025 per share     4,000,000    $ 400    $    9,600    $       -    $          -    $     10,000

Issuance of common stock
 from sale of private placement
 for cash at $0.20 per share         250,000       25        49,975            -               -          50,000

Loss for period ending,
 May 31, 1999                              -        -             -            -         (19,822)        (19,822)
                                   ---------     ----      --------      -------       ---------        --------
Balance, May  31, 1999             4,250,000      425        59,575            -         (19,822)         40,178

Issuance of common stock
 for services at $0.19 per share
 in November 1999                  3,750,000      375       712,125            -               -         712,500

Issuance of common stock
 for services at $5.00 per share
 in February 2000                     35,693        4       178,461            -               -         178,465

Issuance of stock options                  -        -             -      853,975               -         853,975

Loss for year ending, May 31,
 2000                                      -        -             -            -      (1,882,941)     (1,882,941)
                                   ---------     ----      --------     --------      ---------        ---------
Balance, May  31, 2000             8,035,693      804       950,161      853,975      (1,902,763)        (97,823)

Loss for year ending May 31, 2001         -         -             -            -        (163,724)       (163,724)

Balance, May  31, 2001             8,035,693    $ 804    $  950,161    $ 853,975    $ (2,066,487)    $  (261,547)
                                   =========     ====      ========     =========     ============     ===========

The accompanying notes are an integral part of these financial statements.

                      5 STARLIVING ONLINE, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF CASH FLOWS

                                                      Year Ended          From June 8, 1998
                                                  May 31,                     (Inception)
                                                   2001          May 31,    to May 31, 2001
                                                (Restated)        2000         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $  (163,724)   $ (1,882,941)   $ (2,066,487)
   Cancelled accounts receivable                   12,862               -          12,862
   Increase in accounts payable                     5,221               -           5,221
   Increase in interest payable                    20,098               -          20,098
   Payment of expenses from stock options               -         853,975         853,975
   Payment of expenses from issuance of stock           -         890,964         890,964
   Net  cash used in discontinued operations        4,661               -           4,661
                                                ---------       ---------     -----------
Net cash used in operating activities            (120,882)        (38,002)       (278,706)
                                                ---------       ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in notes receivable                         -         (12,861)        (12,861)
   Payment for discontinued operations             (7,125)              -          (7,125)
                                                ---------        --------     -----------
Net cash used in investing activities              (7,125)        (12,861)        (19,986)
                                                ---------        --------     -----------
CASH    FLOWS   FROM   FINANCING
ACTIVITIES
   Proceeds from note payable                      85,968         154,959         240,927
   Proceeds  from sale of  common stock                 -               -          60,000
                                                ---------        --------     -----------
Net cash provided by financing activities          85,968         154,959         300,927
                                                ---------        --------     -----------
Change in cash                                    (42,039)          4,096           2,235

Cash, beginning of period                          44,274          40,178               -
                                                 --------      ----------      ----------
Cash, end of period                            $    2,235    $     44,274    $      2,235
                                                =========      ==========      ==========
Supplemental cash flow disclosures:
   Interest expense paid                       $        -    $          -    $          -
                                                =========      ==========      ==========
   Income taxes paid                           $        -    $          -    $          -
                                                =========      ==========      ==========
Non-cash transactions:
   Issuance of stock options for expenses      $        -    $    853,975    $    853,975
   Issuance of common stock for compensation   $        -    $    890,964    $    890,964

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

At May 31, 2001, the Company had net deferred tax assets of approximately $516,000, principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2001.

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

As shown in the accompanying financial statements, the Company incurred a net loss from discontinued operations for the year ended May 31, 2001, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has a planned merger with Viral Genetics, Inc. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. See Notes 10 and 11.


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


NOTE 4 - COMMON STOCK (continued)

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

In March 2000, management granted options from the November 1999 Plan for 110,000 shares of common stock to Eileen Hayward for extension of notes payable. These options are available for exercise at the sole discretion of Ms. Hayward. The fair value of these options estimated on the grant date using the Black- Scholes Option Price Calculator was $810,183, which was included in financing expenses. (See Note 9.)

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

                     5 STARLIVING ONLINE, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
                           May 31, 2001


NOTE 6 - STOCK OPTIONS (continued)

During the year ended May 31, 2001, the Company issued no additional stock options or warrants. Subsequent to May 31, 2001, as part of the planned merger, the Company canceled all stock options outstanding.

Following is a summary of the Company's stock options:
                                                                Weighted
                                                                Average
                                                   Number of    Exercise
                                                    Shares        Price

Options outstanding and exercisable at 5-31-1999          -            -
                                                    =======        =====
Outstanding at 6-1-1999                                   -            -
Granted  390,000  options 12/11/99, 5 year term,    390,000       $ 0.25
$0.25 strike price
Granted 110,000 options 5/15/00, 5 year term,       110,000         0.25
$0.25 strike price
Exercised                                                 -            -
Forfeited                                                 -            -
                                                    -------        -----
Outstanding at 5-31-2000                            500,000       $ 0.25
                                                    =======        =====
Options exercisable at 5-31-2000                    500,000       $ 0.25
                                                    =======        =====
Options outstanding and exercisable at 5-31-2001    500,000       $ 0.25
                                                    =======        =====
Weighted average fair value of options granted
 during the fiscal year ended May 31, 2000          $  1.71
                                                    =======

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


NOTE 10 - DISCONTINUED OPERATIONS

During the fiscal year ending May 31, 2001, the Company abandoned its website in anticipation of the proposed merger with Viral Genetics, Inc. The website was substantially the only asset for the Company. The website had a net value of $2,465 at May 31, 2001.


NOTE 11 - SUBSEQUENT EVENTS AND RESTATEMENT

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


NOTE 11 - SUBSEQUENT EVENTS AND RESTATEMENT (continued)

The Company is in discussions to settle some of the liabilities by issuances of common stock. The net liabilities of discontinued operations of $263,782 has been replaced with net assets of discontinued operations of $2,465 and Company liabilities of $266,247. This restatement resulted in no change to the Company's net loss or the deficit accumulated during development stage.