Form 10KSB/A
period 2001-05-31
5 STARLIVING ONLINE INC
filed 2001-10-30
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 2

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

Title of   Name and Address          Amount and Nature       % of
Class      of Beneficial Owner    of Beneficial Ownership    Class
___________________________________________________________________

Common     Paul Hayward (1)             1,000,000             12.4%
Stock       10-1917 W. 4th Ave
            Vancouver, Canada

Common     Nazir Maherali               3,050,000             38.0%
Stock        Suite 11
             31550, South Fraser Way
             Abbotsford BC Canada

           Directors and Officers (1)   1,000,000             12.4%
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

                      5 STARLIVING ONLINE, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF CASH FLOWS

                                                      Year Ended          From June 8, 1998
                                                  May 31,                     (Inception)
                                                   2001          May 31,    to May 31, 2001
                                                (Restated)        2000         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $  (163,724)   $ (1,882,941)   $ (2,066,487)
   Cancelled accounts receivable                   12,862               -          12,862
   Increase in accounts payable                     5,221               -           5,221
   Increase in interest payable                    20,098               -          20,098
   Payment of expenses from stock options               -         853,975         853,975
   Payment of expenses from issuance of stock           -         890,964         890,964
   Net  cash used in discontinued operations        4,661               -           4,661
                                                ---------       ---------     -----------
Net cash used in operating activities            (120,882)        (38,002)       (278,706)
                                                ---------       ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in notes receivable                         -         (12,861)        (12,861)
   Payment for discontinued operations             (7,125)              -          (7,125)
                                                ---------        --------     -----------
Net cash used in investing activities              (7,125)        (12,861)        (19,986)
                                                ---------        --------     -----------
CASH    FLOWS   FROM   FINANCING
ACTIVITIES
   Proceeds from note payable                      85,968         154,959         240,927
   Proceeds  from sale of  common stock                 -               -          60,000
                                                ---------        --------     -----------
Net cash provided by financing activities          85,968         154,959         300,927
                                                ---------        --------     -----------
Change in cash                                    (42,039)          4,096           2,235

Cash, beginning of period                          44,274          40,178               -
                                                 --------      ----------      ----------
Cash, end of period                            $    2,235    $     44,274    $      2,235
                                                =========      ==========      ==========
Supplemental cash flow disclosures:
   Interest expense paid                       $        -    $          -    $          -
                                                =========      ==========      ==========
   Income taxes paid                           $        -    $          -    $          -
                                                =========      ==========      ==========
Non-cash transactions:
   Issuance of stock options for expenses      $        -    $    853,975    $    853,975
   Issuance of common stock for compensation   $        -    $    890,964    $    890,964
   Canceled accounts receivable                $   12,862    $          -    $     12,862

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