Form 10QSB
period 2001-11-30
VIRAL GENETICS INC /DE/
filed 2002-01-22
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2001

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-26875

                      VIRAL GENETICS, INC.
(Exact name of small business issuer as specified in its charter)

           Delaware                         33-0814123
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

           905 Mission Street, So. Pasadena, CA 91030
            (Address of principal executive offices)

                         (323) 682-2171
                   (Issuer's telephone number)

                   5 Star Living Online, Inc.
         10229 19th Avenue S.W. 98146, Seattle, WA 98168
(Former name, address and fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of November 30, 2001 there were 37,786,273 shares of common stock outstanding.

Transitional Small Business Format:  Yes [ ]  No [X]

                           FORM 10-QSB
                      VIRAL GENETICS, INC.

                              INDEX
                                                                    Page

PART I.  Item 1. Financial Information                                3

         Accountants' Review Report                                   3

         Consolidated Balance Sheets                                  4

         Consolidated Statements of Operations                        5

         Consolidated  Statement of Stockholders' Equity (Deficit)    6

         Consolidated Statements of Cash Flows                        9

         Notes to Consolidated Financial Statements                  10


         Item 2. Management's Discussion and Analysis                17
         of Financial Condition

PART II  Other Information                                           18

         Item 2. Changes in Securities and Use of Proceeds           18


         Item 6.  Exhibits and Reports on Form 8-K                   19

SIGNATURES                                                           19

                             PART I.
                 Item 1.  Financial Information


Board of Directors
Viral Genetics, Inc
So. Pasadena, CA

                   ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Viral Genetics, Inc. (a development stage enterprise) as of November 30, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended November 30, 2001, and for the period from July 11 1995 (inception) to November 30, 2001. These financial statements are the responsibility of the Company's management. The balance sheet of Viral Genetics, Inc. as of December 30, 2000, was audited by other auditors whose report dated May 23, 2001, expressed an unqualified opinion.

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

As discussed in Note 2, the Company has been in the development stage since its inception on July 11, 1995. The Company has no revenue, and liabilities greater than its assets. Management's plans regarding those matters also are described in Note 2. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

January 16, 2002

                       VIRAL GENETICS, INC.
               (FORMERLY 5 STARLIVING ONLINE, INC.)
                 (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED BALANCE SHEETS

                                              November 30,    December 31,
                                                 2001            2000
                                              -----------     -----------
                                              (Unaudited)
ASSETS
   CURRENT ASSETS
       Cash                                   $         -      $         -
       Inventory                                        -          485,011
                                              -----------      -----------
           Total Current Assets                         -          485,011

   PROPERTY AND EQUIPMENT (NET)                   150,744          188,801

   OTHER ASSETS
       Goodwill                                 5,206,051        5,206,051
                                              -----------      -----------
       TOTAL ASSETS                           $ 5,356,795      $ 5,879,863
                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   CURRENT LIABILITIES
       Accounts payable                       $   167,976      $   143,180
       Insufficient funds payable                   1,028              304
       Payroll taxes payable                       10,152           35,152
                                              -----------      -----------
           Total Current Liabilities              179,156          178,636

   LONG-TERM LIABILITIES
       Notes payable                            9,156,374        8,225,838
                                              -----------      -----------
           Total Long-Term Liabilities          9,156,374        8,225,838
                                              -----------      -----------
       TOTAL LIABILITIES                        9,335,530        8,404,474

   COMMITMENTS AND CONTINGENCIES                        -                -
                                              -----------      -----------
   STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, 20,000,000 shares
         authorized, $0.0001 par value;
         no shares issued and outstanding               -                -
       Common stock, 80,000,000 and
         300,000,000 shares authorized,
         $0.0001 par value; 37,786,273 and
         29,682,824 shares, issued and
         outstanding respectively                   3,779            2,968
       Additional paid-in capital               4,273,297        4,498,165
       Deficit accumulated during
        development stage                      (8,255,811)      (7,025,744)
                                              -----------      -----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (3,978,735)      (2,524,611)
                                              -----------      -----------
   TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)         $ 5,356,795      $ 5,879,863
                                              ===========      ===========

See Notes to Consolidated Financial Statements.

                                     VIRAL GENETICS, INC.
                             (FORMERLY 5 STARLIVING ONLINE, INC.)
                               (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        From
                                                                                                   July 11, 1995
                                            Three Months Ended              Six Months Ended         (Inception)
                                      -----------------------------    --------------------------        to
                                       November 30,    November 30,    November 30,   November 30,   November 30,
                                          2001            2000            2001           2000           2001
                                       (Unaudited)     (Unaudited)     (Unaudited)    (Unuadited)    (Unuadited)
                                      ------------    ------------    ------------   -------------  -------------
REVENUES                              $         -     $     85,000    $          -   $   317,780    $    347,750
                                      -----------     ------------    ------------   -------------  -------------
EXPENSES
   Research and development               496,735          532,576         496,735       962,576       5,618,706
   Depreciation expense                    41,830            6,990          41,830        13,980          82,059
   General and administrative expenses    175,983           39,690         253,613        74,811         945,405
                                      -----------     ------------    ------------   -------------  -------------
       TOTAL EXPENSES                     714,548          579,256         792,178     1,051,367       6,646,170
                                      -----------     ------------    ------------   -------------  -------------
LOSS FROM OPERATIONS                     (714,548)        (494,256)       (792,178)     (733,587)     (6,298,420)

OTHER INCOME (EXPENSE)
   Interest expense                      (375,037)         (87,333)       (375,037)     (174,666)     (1,957,391)
                                      -----------     ------------    ------------   -------------  -------------
LOSS BEFORE INCOME TAXES               (1,089,585)        (581,589)     (1,167,215)     (908,253)     (8,255,811)

INCOME TAXES                                    -                -               -             -               -
                                      -----------     ------------    ------------   -------------  -------------
NET LOSS                              $(1,089,585)    $   (581,589)   $ (1,167,215)  $  (908,253)   $ (8,255,811)
                                      ===========     ============    ============   =============  =============
 NET LOSS FROM OPERATIONS
  PER COMMON SHARE, BASIC AND DILUTED $     (0.04)    $      (0.02)   $      (0.04)  $     (0.03)   $      (0.32)
                                      ===========     ============    ============   =============  =============
 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                    29,750,580       29,682,824      29,739,287    29,074,005      26,037,960
                                      ===========     ============    ============   =============  =============

See Notes to Consolidated Financial Statements.

                              VIRAL GENETICS, INC.
                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    Deficit
                                                Common Stock                      Accumulated        Total
                                            -------------------     Additional      During       Stockholders'
                                              Number                 Paid-in      Development       Equity
                                            of Shares    Amount      Capital         Stage         (Deficit)
                                            ----------  --------   ------------   ------------   -------------
Issuance of common stock
   for cash at nil per share                23,800,079  $  2,380   $    (1,380)   $          -   $      1,000

Loss for period ending, December 31, 1995            -         -             -        (707,167)      (707,167)
                                            ----------  --------   ------------   ------------   -------------
Balance, December 31, 1995                  23,800,079     2,380        (1,380)       (707,167)      (706,167)

Issuance of common stock
   for cash at $0.84 per share                  59,500         6        49,994               -         50,000

Issuance of common stock
   for services at $0.84 per share             357,001        36       299,964               -        300,000

Loss for period ending, December 31, 1996            -         -             -        (810,189)      (810,189)
                                            ----------  --------   ------------   ------------   -------------
Balance, December 31, 1996                  24,216,580     2,422       348,578      (1,517,356)    (1,166,345)

Issuance of common stock
   for cash at $0.84 per share                 339,151        34       284,966               -        285,000

Issuance of common stock
   for services at $0.84 per share             499,802        50       419,950               -        420,000

Loss for period ending, December 31, 1997            -         -             -        (577,066)      (577,066)
                                            ----------  --------   ------------   ------------   -------------
Balance, December 31, 1997                  25,055,533     2,506     1,053,494      (2,094,422)    (1,038,422)

See Notes to Consolidated Financial Statements.

                              VIRAL GENETICS, INC.
                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) --CONTINUED

                                                                                    Deficit
                                                Common Stock                      Accumulated        Total
                                            -------------------     Additional      During       Stockholders'
                                              Number                 Paid-in      Development       Equity
                                            of Shares    Amount      Capital         Stage         (Deficit)
                                            ----------  --------   ------------   ------------   -------------
Balance, December 31, 1997                  25,055,533     2,506     1,053,494      (2,094,422)    (1,038,422)

Issuance of common stock
   for cash at $0.84 per share                 345,101        35       289,965               -        290,000

Loss for period ending, December 31, 1998            -         -             -        (708,567)      (708,567)
                                            ----------  --------   ------------   ------------   -------------
Balance, December 31, 1998                  25,400,634     2,541     1,343,459      (2,802,989)    (1,456,989)

Issuance of common stock
   for cash at $0.42 per share                 595,002        59       249,941               -        250,000

Issuance of common stock
   for cash at $0.84 per share                  34,272         3        28,797               -         28,800

Loss for period ending, December 31, 1999            -         -             -      (2,037,638)    (2,037,638)
                                            ----------  --------   ------------   ------------   -------------
Balance, December 31, 1999                  26,029,908     2,603     1,622,197      (4,840,627)    (3,215,827)

Issuance of common stock
   for cash at $0.42 per share                 595,002        59       249,941               -        250,000

Issuance of common stock
   for cash at $0.84 per share                 842,523        84       707,916               -        708,000

Issuance of common stock
   for cash at $01.94 per share                 51,567         6        99,994               -        100,000

Issuance of common stock
   for services at $0.84 per share           2,163,824       216     1,818,117               -      1,818,333

Loss for period ending, December 31, 2000            -         -             -      (2,185,117)    (2,185,117)

Balance, December 31, 2000                  29,682,824     2,968     4,498,154      (7,025,744)    (2,524,611)
                                            ----------  --------   ------------   ------------   -------------

See Notes to Consolidated Financial Statements.

                              VIRAL GENETICS, INC.
                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) --CONTINUED

                                                                                    Deficit
                                                Common Stock                      Accumulated        Total
                                            -------------------     Additional      During       Stockholders'
                                              Number                 Paid-in      Development       Equity
                                            of Shares    Amount      Capital         Stage         (Deficit)
                                            ----------  --------   ------------   ------------   -------------
Balance, December 31, 2000                  29,682,824     2,968     4,498,154      (7,025,744)    (2,524,611)

Issuance of common stock
   for cash at $0.84 per share                  29,464         3        24,747               -         24,750

Issuance of common stock
   for services at $0.84 per share              37,811         4        31,464               -         31,468

Loss for the five months ended May 31, 2001          -         -             -         (62,852)       (62,852)
                                            ----------  --------   ------------   ------------   -------------
Recapitilization through reverse merger and
   acquisition of 5 Starliving Online, Inc.  8,035,693       804      (281,079)              -       (280,275)

Miscellaneous adjustment due to merger             481         -             -               -              -

Loss for six months ended November 30, 2001          -         -             -      (1,167,215)    (1,167,215)
                                            ----------  --------   ------------   ------------   -------------
Balance, November 30, 2001 (unaudited)      37,786,273  $  3,779   $ 4,273,297    $ (8,255,811)  $ (3,978,735)
                                            ==========  ========   ============   ============   =============

See Notes to Consolidated Financial Statements.

                       VIRAL GENETICS, INC.
               (FORMERLY 5 STARLIVING ONLINE, INC.)
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 From
                                                                            July 11, 1995
                                                  Six Months Ended            (Inception)
                                             -----------------------------        to
                                             November 30,     November 30,    November 30,
                                                2001             2000            2001
                                             (Unaudited)      (Unaudited)     (Unaudited)
                                            -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss from operations                 $ (1,167,215)    $   (908,253)   $ (8,255,811)
   Depreciation                                   41,830           13,980          82,059
   Issuance of common stock for services          31,468          500,000       2,569,801
   (Increase) decrease in inventory              485,010         (362,336)              -
   Increase in patent                                  -          (48,520)     (5,206,051)
   Increase in accrued interest                  375,037          174,666       1,957,391
   Increase (decrease) in accounts payable
        and accrued liabilities                  (49,920)         390,057         179,156
                                            -------------    -------------   -------------
Net cash used in operations                     (283,790)        (240,406)     (8,673,455)
                                            -------------    -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of equipment                       (3,773)        (197,519)       (232,803)
                                            -------------    -------------   -------------
Net cash used in investing activities             (3,773)        (197,519)       (232,803)
                                            -------------    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                   275,223                -       6,924,400
   Payments on notes payable                     (12,410)               -         (12,410)
   Proceeds from sale of common stock             24,750          308,000       1,994,268
                                            -------------    -------------   -------------
Net cash provided by financing activities        287,563          308,000       8,906,258
                                            -------------    -------------   -------------
Change in cash                                         -         (129,925)              -

Cash, beginning of period                              -          129,925               -

Cash, end of period                         $          -     $          -    $          -
                                            =============    =============   =============
Supplemental cash flow disclosures:

   Interest expense paid                    $          -     $          -    $          -
                                            =============    =============   =============
   Income taxes paid                        $          -     $          -    $          -
                                            =============    =============   =============
Non-cash transactions:

   Issuance of common stock for services    $     31,468     $    500,000    $  2,569,801

See Notes to Consolidated Financial Statements.

                      VIRAL GENETICS, INC.
               Formerly 5 Starliving Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business
Viral Genetics Inc. (the Company) was incorporated in California on July 11, 1995. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named Thymus Nuclear Protein (the current formulation of which is now known as and hereinafter referred to as "TNP"). While the Company has had limited sales of this product, primarily for research purposes, the success of the Company will be based upon obtaining certain regulatory approval for its pharmaceutical product TNP to commence commercial operations. On October 1, 2001, the Company was acquired by 5 Starliving Online, Inc. See Note 8.


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Methods
The Company's financial statements are prepared using the accrual method of accounting.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the
Company and its wholly owned subsidiary, after elimination of the
inter-company  accounts  and  transactions.   The  wholly   owned
subsidiary of the Company is listed in Note 8.

Reclassification
Certain  amounts  from  prior periods have been  reclassified  to
conform    to    the    current   period   presentation.     This
reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                      VIRAL GENETICS, INC.
               Formerly 5 Starliving Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts payable, accrued expenses and borrowings from related parties. All instruments are accounted for on a historical cost basis, which approximates fair value at November 30, 2001.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at November 30, 2001.

Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the non-amortization provision of SFAS No. 142 is expected to result in no change in net income.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

                      VIRAL GENETICS, INC.
               Formerly 5 Starliving Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company recognizes revenue from product sales upon shipment to the customer.

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. The Company periodically reviews its capitalized intangible costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $8,255,811 through November 30, 2001. The Company is currently putting technology in place, which will, if successful, mitigate these factors, which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include  any  adjustments  relating  to  the  recoverability  and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.

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

At November 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                      VIRAL GENETICS, INC.
               Formerly 5 Starliving Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. At November 30, 2001, basic and diluted earnings per share were the same as there were no common stock equivalents outstanding.

Inventory
Inventories  are stated at the lower of average cost  or  market.
The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory at November 30, 2001 consist of the following:

                     November 30, 2001      December 30, 2000
                     -----------------      -----------------
    Finished goods         $  0                 $485,211

Inventory  has a shelf life of approximately twelve  months.   At
November 30, 2001 management determined that inventory had expired and was completely impaired.

Interim Financial Statements
The interim financial statements for the period ended November 30, 2001, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years.

The   following   is  a  summary  of  property,  equipment,   and
accumulated depreciation:

                                  November 30,      November 30,
                                      2001              2000
                                  -----------       -----------
Equipment                         $   232,703       $   228,031
Less accumulated depreciation         (82,426)          (39,230)
                                  -----------       -----------
                                  $   150,744       $   188,801
                                  ===========       ===========

                      VIRAL GENETICS, INC.
               Formerly 5 Starliving Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001


NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

Depreciation for the period ended November 30, 2001 was $43,196. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.


NOTE 4 - COMMITENTS AND CONTINGENCIES

Product Liability
The Company could be subjected to claims for adverse reactions resulting from the use of TNP, although the Company is unaware of any such claims or threatened claims since TNP was initially marketed. As of the date hereof the Company does not have product liability insurance for TNP.

Investment Banking Agreement
In November 2001, the Company signed a preliminary agreement with Burlington Capital Markets, Inc. to provide strategic relationships and assistance in connection with future financing of the Company in exchange for a combination of cash payments, common stock and stock warrants. As of November 30, 2001, Burlington has not complied with any of the provisions of the agreement, and the Company has paid no compensation to Burlington.

Patents
The Company has the following patents issued:

       Country                 Date Issued          Patent No.
       -------------         -----------------      ----------
       Australia             October 19, 2000        721463
       Euroasia              July 4, 2000            001100
       Israel                January 5, 1996         118103/5
       New Zealand           March 17, 1999          308708
       South Africa          February 6, 1997        96/3474

The Company also has pending patent applications in Argentina, Brazil, Bulgaria, Canada, China, European Community (Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Luxembourg, Monaco, The Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein), Hong Kong, Japan and United States of America.

The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

                      VIRAL GENETICS, INC.
               Formerly 5 Starliving Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001


NOTE 5 - STOCKHOLDERS' EQUITY

During years 1996, 1997 and 2000, the Company issued shares of common stock for $300,000, $420,000 and $1,818,333 respectively in exchange for research and development services. During the years 1996 through 2000, the Company received, $1,962,800 in cash for common stock.

During the period ended November 30, 2001, $24,750 was received for issuance of common stock for cash. The Company issued common stock for research and development services worth $31,468.


NOTE 6 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109,
Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of December 31, 2000, the Company had net operating loss carry forwards for Federal income tax reporting purposes amounting to approximately $7,025,745, which expires in varying amounts to 2020. The components of the deferred tax asset as of December 31, 2000 were as follows:

                                                 December 31,
                                                     2000
                                                ------------
Benefit of net operating loss carry forwards     $ 1,756,436
Less valuation allowance                           1,756,436
                                                ------------
Net deferred tax asset                           $         0
                                                ============

As  of December 31, 2000, sufficient uncertainty exists regarding the  realizability  of these operating loss carry  forwards,  and
accordingly,  a  valuation  allowance  of  $1,756,436  has   been
established.

The benefit of net operating loss carry forwards were calculated based on an average of 25% tax rate.


NOTE 7 - RELATED PARTY TRANSACTIONS


Notes payable to stockholders and related parties $ 2,619,916 Note payable to an affiliated company
    of the Company's stockholders                    6,536,458
                                                   -----------
Total                                              $ 9,156,374
                                                   ===========

The notes payable to related parties include accrued interest and have various maturities starting in the year 2002 and ending in the year 2004 bearing interest at 5% annually.

                      VIRAL GENETICS, INC.
               Formerly 5 Starliving Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        November 30, 2001


NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

The note payable of $6,536,458, to an affiliated company (i.e. A California Limited Liability Company owned primarily by the same stockholders of the Viral Genetics, Inc.) is for a patent transfer. In the balance of the notes payable to stockholders and other related parties are notes totaling $280,275, assumed as part of the merger acquisition with 5 Starliving Online, Inc. See Note 8.


NOTE 8 - MERGER AND ACQUISITION

On October 1, 2001 5 Starliving Online, Inc. acquired all of the outstanding common stock of Viral Genetics, Inc. For accounting purposes the acquisition has been treated as a recapitalization of 5 Starliving Online, Inc with Viral Genetics, Inc. as the acquirer (reverse acquisition). The historical financial statements prior to October 1, 2001 are those of Viral Genetics, Inc., and are restated for the exchange of 29,750,580 shares of common stock for the original capital stock of Viral Genetics, Inc.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

General

In April 2001, the Company entered into an agreement to acquire Viral Genetics, Inc., a California corporation ("Viral"). This agreement provided for the acquisition of 51 percent of the outstanding common stock of Viral, with an option to acquire the balance at a later date. The agreement was terminated in September 2001, in favor of a new agreement pursuant to which the Company would acquire all of the outstanding capital stock of Viral for 29,750,580 shares of the Company's common stock. This transaction was effected in October 2001, so that Viral is now a wholly owned subsidiary of the Company and the former stockholders of Viral hold 78.7 percent of the Company's issued and outstanding shares. There was no affiliation between the Company and Viral or any of its officers, directors, and controlling stockholders prior the acquisition. This transaction will result in Viral being recapitalized in the Company's second fiscal quarter as part of the reverse acquisition of the Company.

Viral was founded in 1996 to discover, develop, and commercialize novel therapeutic and diagnostic systems for the treatment of viral diseases. Viral Genetics' core technology revolves around a biologically active linear protein, Thymus Nuclear Protein
(TNP).

To date, Viral's main focus has been the development of a treatment to stop the progression of the Human Immunodeficiency Virus (HIV), which is the causative agent in AIDS. Based on Thymus Nuclear Protein's proposed mechanism of action and the results of preliminary human clinical testing, the Company believes TNP may also be useful as a treatment for HIV and as a treatment for active Herpes Simplex infections (genital herpes).

Viral is in the process of conducting and evaluating offshore human clinical trials. We expect that clinical trials and further product development and refinement will continue overseas for at least the next six months. Once we complete this testing and development process we expect to commence marketing overseas in the in the first six months of 2002.

Results of Operations

Three and Six Month Periods Ended November 30, 2001 and 2000

The Company had no revenue from operations for the three and six-month periods ended November 30, 2001, as compared to revenue of $85,000 during the three months ended November 30, 2000, and revenue of $317,780 for the six months ended November 30, 2000. Revenue in 2000 was derived from limited sale of the Company's product for clinical testing, which did not recur in 2001. The Company has yet to commence commercial distribution of its product, but management believes commercial distribution will begin in Mexico during the first six months of 2002.

General and administrative expenses for the three-month and six month periods ended November 30, 2001, were $175,983 and $253,613, respectively. General and administrative expenses for the three-month and six month periods ended November 30, 2000, were $39,690 and $74,811, respectively. The substantially higher expenses in the three-month and six-month periods ended November 30, 2001, are attributable to salaries, travel expense, and office expense incurred by the Company in an effort to complete clinical testing of the Company's product in Mexico and positioning the Company for commercial distribution of product in the first part of 2002. The Company had interest expense of $375,037 for the three and six months ended November 30, 2001, as compared to $87,333 for the three months ended November 30, 2000, and $174,666 for the six months ended November 30, 2000.
Research and development expense was $496,735 for the three months ended November 30, 2001, compared to $532,576 for the comparable period in 2000, and $496,735 for the six months ended November 30, 2001, compared to $962,576 for the comparable period in 2000. The decrease in research and development expense in 2001 compared to 2000 is a result of the Company nearing the end of product development and clinical testing, which management believes has resulted in a commercially viable product that can be distributed overseas in the first part of 2002.

Due to the foregoing factors, the Company realized a net loss of $1,089,585 and $1,167,215 for the three and six months ended November 30, 2001, respectively, as compared to a net loss of $581,589 and $908,253 for the three and six months ended November 30, 2000.

Liquidity and Capital Resources

At November 30, 2001, the Company had a working capital deficit of $179,156. The Company's deficit accumulated during the development stage is $8,255,811 at November 30, 2001. These factors together with the fact that the Company has yet to commence commercial distribution of its product raise substantial doubt about the ability of the Company to continue as a going concern.

The Company is in discussions to settle a portion of its liabilities at November 30, 2001, through the issuance of common stock. If the Company is successful in these efforts, its working capital position at November 30, 2001, will improve.

The Company is seeking additional debt or equity capital to complete clinical trials, make a down payment of $360,000 on a new office and manufacturing facility in South Pasadena, California, and implement its marketing effort for commercial distribution in 2002. The Company believes that its effort to raise capital has not been successful over the past three months due to the events of September 11, 2001, and what the Company perceives to be adverse economic conditions over the past three months. The Company cannot predict whether additional capital will we be available on acceptable terms. The inability to obtain additional capital will likely impair the ability of the Company to implement commercial distribution of its product in 2002.

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

                   PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On or about October 2, 2001, the Company acquired all of the outstanding capital stock of Viral Genetics, Inc., a California corporation, from its stockholders in exchange for 29,750,580 shares of the Company's common stock. As a result of the transaction, Viral Genetics is now a wholly owned subsidiary of the Company and the former stockholders of Viral Genetics hold
78.7 percent of the Company's issued and outstanding shares. No underwriter was involved in the transaction, and no commissions were paid to any person. The shares of the Company's common stock were issued in reliance on the exclusions or exemptions from registration set forth in Regulation S and Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

Form 8-K

     On October 17, 2001, the Company filed a current report on Form 8-K reporting under Item 1. Change in Control of Registrant and Item 2. Acquisition or Disposition of Assets the Company's acquisition of Viral Genetics, Inc., a California corporation, for common stock that constituted voting control of the Company.

Exhibits

     None

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VIRAL GENETICS, INC.

Date: January 21, 2002        By: /s/ Haig Keledjian, President