Form 10KSB
period 2001-12-31
VIRAL GENETICS INC /DE/
filed 2002-04-24
CIK 1091326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                      Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[ ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

[X] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from June 1, 2001 to December 31, 2001

                        Commission File Number 000-26875

                              VIRAL GENETICS, INC.
                 (Name of small business issuer in its charter)


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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $0

The aggregate market value of the issuer's voting stock held as of April 15, 2002, by non-affiliates of the issuers was $5,492,183.

As of April 1, 2002, the issuer had 37,786,273 shares of its common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I

1.    Description of Business                                                  3
2.    Description of Properties                                                8
3.    Legal Proceedings                                                        9
4.    Submission of Matters to a Vote of Security Holders                      9

Part II

5.    Market for Common Equity and Related Stockholder Matters                 9
6.    Management's Discussion and Analysis or Plan of Operation                9
7.    Financial Statements                                                    12
8.    Changes in and Disagreements with Accountants                           12
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                    13
      Persons; Compliance with Section 16(a) of the Exchange Act
10.   Executive Compensation                                                  14
11.   Security Ownership of Certain Beneficial Owners and Management          14
12.   Certain Relationships and Related Transactions                          15
13.   Exhibits and Reports on Form 8-K                                        15



                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I, Item 1 under "Description of business," and Part II, Item 6 under "Management's Discussion and Analysis or Plan of Operation." In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "expects," "plans," "projected," "anticipates," "believes," "estimates," "predicts," "potential," or "continues," or the negative of these terms or other comparable terminology. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of Viral Genetics may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Forward-looking statements are based on beliefs and assumptions of Viral Genetics' management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and Viral Genetics undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

                                     PART I
                        Item 1. Description of Business.

General

     Viral Genetics, Inc., was incorporated on June 8, 1998 under the laws of the state of Delaware under the name Hitech Investments Inc., for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an Internet electronic search engine venture. We had no active business operations until April 1999, when we changed our name to 5 Starliving Online, Inc., and began pursing a business plan to implement an e-commerce luxury item auction site. We attempted to implement this business through 2000, but the timing for the venture was not good because just as we launched our web site e-commerce and dot-com businesses declined substantially, and our dot-com business was not successful. The Internet business was abandoned at the beginning of 2001.

     In April 2001, we entered into an agreement to acquire Viral Genetics, Inc., a California corporation ("VGI"). This agreement provided for the acquisition of 51 percent of the outstanding common stock of VGI, with an option to acquire the balance at a later date. The agreement was terminated in September 2001, in favor of a new agreement pursuant to which we would acquire all of the outstanding capital stock of VGI for 29,750,580 shares of our common stock, or approximately 78.7 percent of our then issued and outstanding shares. This transaction was effected on October 2, 2001, so that VGI is now a wholly owned subsidiary. There was no affiliation between Viral Genetics and VGI or any of its officers, directors, and controlling stockholders prior the acquisition.

     VGI was founded in 1995 to discover, develop, and commercialize novel therapeutic and diagnostic systems for the treatment of viral diseases. Viral Genetics' core technology revolves around a biologically active linear protein, Thymus Nuclear Protein (TNP). To date, our main focus has been the development of a treatment to stop the progression of the Human Immunodeficiency Virus
(HIV), which is the causative agent in AIDS. Based on Thymus Nuclear Protein's proposed mechanism of action and the results of human clinical testing, Viral Genetics believes TNP may be useful as a treatment for HIV and as a treatment for active Herpes Simplex infections (genital herpes).

Product Technology

     The AIDS virus was first described in 1981, and in the following 20 years approximately 22 million died from the disease, approximately 36 million people are HIV positive, and AIDS is the leading cause of death in Africa and the fourth leading cause globally.

     There are approximately 15 anti-retro viral agents available for the treatment of HIV-AIDS. There are two categories of agents, reverse transcriptse inhibitors ("RTI"), and protease inhibitors ("PI"). Combination therapy with two or more of these drugs, which has become the standard of care for HIV, slows multiplication of the virus and delays onset of AIDS. Combination anti-retro viral therapies, however, do not cure HIV infection or cure AIDS. These drug regimens are complex, requiring ten or more pills a day, expensive, costing upwards of $15,000 per patient in the United States, and have gastro intestinal, neurological, and hematological side effects that adversely impact the quality of life. Furthermore, HIV patients who use the drugs for a long period of time develop resistance to the drugs, so they become less effective in delaying the onset of AIDS.

     Because of what can be described as a worldwide epidemic of HIV infection, and the lack of an effective treatment for the disease, management believes there are substantial opportunities for new biotechnologies that prove to be effective treatments. Viral Genetics has pursued the development of TNP as an anti-viral agent for treatment of AIDS and other diseases based on its belief that this product can be helpful in the fight against AIDS.

     Viruses must invade a host cell in order to reproduce. In the case of HIV-1, the host cell is usually a type of white blood cell known as a T cell, which is responsible for defending the human body against the various types of infection. We believe the process by which HIV binds with and enters T cells involves two proteins on the surface of the HIV-1 virus (known as GP120 and GP41) and two receptors on the surface of the T cell (CD4 and chemokine receptors). Once inside the T cell, the HIV virus uses the T cell's metabolic machinery to produce millions of new viruses. The T cell eventually bursts open and the new HIV particles go on to infect and kill more T cells. HIV is so detrimental to the human host because T cells play an important role in the body's response to infection. As more and more T cells are destroyed over time, the immune system weakens and the body is left defenseless against secondary, opportunistic infections.

     Based on its research and preliminary clinical trials, Viral Genetics believes that the TNP product works against HIV by binding itself to the HIV GP41 surface protein, which prevents the virus from invading T cells, and flags the virus for recognition by immuno-competent T cells resulting in an increase in HIV-1 antibodies that can combat the infection in the body.

     In three preliminary clinical trials, TNP was studied in 48 HIV-AIDS patients. TNP was administered as an intra-muscular injection, twice weekly for eight weeks. The first trial involved 18 HIV-1 infected patients who were followed up for 18 months. The second trial involved 20 HIV-1 infected patients who were followed up for nine months. The third trial involved 10 HIV-1 patients who were resistant to existing combination anti-retroviral therapy treatment and who were followed up for six months.

     In all of the clinical studies, TNP did not show any significant adverse effects by physical exam, subjective complaints from patients, or routine blood work performed on patients.

     Based on blood tests of the principal indicators of HIV infection, Viral Genetics believes there was a dramatic decrease in HIV viral load in the patients tested, which continued through the follow-up evaluations periods, patients experienced weight loss stabilization or weight gain, and more than half the patients experienced a steady improvement in T cell count.

Product Development and Distribution

     Drug development is time consuming, expensive, and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take more than ten years. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research, and products that have been approved and marketed can be ordered to be withdrawn from the market by regulatory authorities.

     Viral Genetics spent approximately $498,749 on development of TNP in calendar year 2001, compared to approximately $2,022,6676 spent on development in 2000. We estimate we will spend an additional $500,000 in 2002, on product testing and development. As a result of this development work and completion of the clinical trials described above, Viral Genetics applied for registration of TNP in Mexico for use on late-stage AIDS patients in the beginning of 2002. The issuance of a license under this application would permit Viral Genetics to sell its product for use on late-stage AIDS patients in Mexico. We also filed in Mexico an application for an expanded human clinical trial on patients in earlier stages of HIV-AIDS. The purpose of this trial is to determine the efficacy of TNP on patients in the early stages of the disease. The application was presented in Mexico through Soluciones Avanzadas Para La Salud, S.A. De C.V. ("SAVSA"), and Labortorios Senosiain, S.A. de C.V. ("LSSA").

     In July 1999, Viral Genetics entered into a distribution agreement with SAVSA to distribute TNP in Mexico and Central and South America, including the Caribbean. The agreement is for a term of seven years and automatically renewed for an additional seven-year term, subject to the right of either party to terminate the agreement at the end of the initial term. We are obligated to ship product within 45 days following acceptance of an order placed by SAVSA. Product will be offered and sold at prices Viral establishes from time to time, which we currently estimate will be between $3,000 and $4,000 per 16-dose treatment. SAVSA will receive a distribution fee equal to 30 percent of the product sales price after deducting import taxes and duties.

     Under a related agreement between Viral Genetics, SAVSA, and LSSA, LSSA participated in submission of the application in Mexico and will render additional services on distribution in Mexico for a fee equal to five percent of the product sales price, which will be paid and deducted from the sales price before the allocation of the 30 percent distribution fee to SAVSA. Based on communications with Mexican authorities management believes that its license for use of TNP on late-stage AIDS patients may be approved in the first six months of 2002, and marketing of the product in Mexico will commence in the current year. If this comes to pass, Viral Genetics will pursue similar applications in China and Africa.

     To this end, Viral Genetics entered into an agreement on March 25, 2002, with New York International Commerce Group, Inc. ("NYCG"), to pursue distribution of TNP in China. As part of the agreement, NYCG will assist Viral Genetics in securing a state drug administration certification from the Chinese government, after which NYCG will distribute product in China. Viral Genetics expects to file the application for this license in China by the end of June 2002. If the license is not granted within one year following submission of the application, Viral Genetics may terminate the agreement at its option; provided, that NYCG's rights will continue under the agreement if Viral Genetics conducts further testing or takes other steps after the initial year to obtain the license from China. NYCG also has the exclusive right to pursue applications in other countries, including Japan, Korea, Taiwan, Hong Kong, Malaysia, Indonesia, Singapore, and Thailand. Once a license is granted, NYCG is required to use its reasonable best efforts to arrange for manufacture of product China, provided that all manufacturing cost will be borne by Viral Genetics. NYCG has the exclusive right after a license is granted to market the product under the terms of a definitive distribution agreement to be entered into by the parties. The terms of this definitive agreement will include the following.

     o The distribution rights will be for a term of 10 years, subject to renewal for an additional ten-year period based on achieving minimum sales targets of 37,500 treatments within 12 months and 62,500 within 24 months following the grant of a license.

     o Shipment of product by Viral Genetics in bulk to a processing facility located in or near the territory covered by the license.

     o    Distribution of product by NYCG in the territory at its cost.

     o Payment of a distribution fee to NYCG equal to 37 percent of gross profit from sale of the product, which is the greater of the sales price charged by Viral Genetics to NYCG and the sales price charged by NYGC to third parties, reduced by the base cost of the product as determined in accordance with generally accepted accounting principles.

     Viral Genetics is now working through a draft of an investigational new drug application to the FDA. We need to complete certain laboratory work on TNP before filing the application. We do not expect to file the FDA application until the third quarter of 2002, and then only if we have sufficient capital to complete required laboratory work.

     Unless and until we are successful in our domestic applications with the FDA, our operations will be limited to those we can conduct overseas. International business operations are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, currency fluctuations, capital and exchange control regulations, expropriation and nationalization, and other restrictive government actions. Our international business may also subject us to government-imposed constraints, including laws on pricing or reimbursement for use of products.

     Depending on the direction of change relative to the U.S. dollar, foreign currency values can either improve or reduce the reported dollar value of our net assets and results of operations. We cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us. Consequently, we may attempt to mitigate their impact through operational means and by using various financial instruments, including currency derivative instruments.

     Viral Genetics, Inc., a California corporation and our subsidiary ("VGI"), is a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP, a protein used or useful for the treatment of infectious deceases, to VGI for a note in the principal amount of $5,000,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. The stockholders of Therapeutic Genetics are all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. At December 31, 2001, the principal and accrued interest on the note was $6,562,500.

Product Manufacture

     Viral Genetics has equipment capable of producing TNP in commercial quantities, but we lack a facility larger enough for laboratory and production lines necessary for larger scale commercial production of TNP. At such time as a license is issued in Mexico or any other country for the sale and distribution of the product, we will either establish a laboratory and manufacturing facility for the product if we have sufficient capital, or contract with third party manufacturers to produce TNP. In the past we have used third party manufacturers to produce TNP used in our clinical trials. We may use such manufacturers in the future for commercial production, but we have no agreement or understanding to do so at the present time. Our inability to establish facilities or manufacturing arrangements in the future to commercialize TNP would substantially impair our ability to implement our business.

Proprietary Rights

     In the aggregate, our patent and related rights are of material importance to our proposed business in the United States and other countries. Considering the vigorous competition among drug manufacturers and the competition we might expect should our product prove to be accepted as a treatment option for AIDS, the patent rights we consider significant in relation to our business as a whole are covered by U.S. patent application number 08/641,936, Compositions and Methods for Detecting and Treating Immunodeficiency Syndrome, which is now pending. We are evaluating whether additional patent applications may be appropriate to protect extensions and variations of our product.

     Under international agreements in recent years, global protection of intellectual property rights is improving. The General Agreement on Tariffs and Trade requires participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of a ten-year transition period. A number of countries are doing this. Patent protection in other countries where we have registered patents, including, the European Patent Office, The Eurasian Patent Organization, New Zealand, Australia, and Israel extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

     The expiration of a product patent or loss of patent protection resulting from a legal challenge would be expected to result in significant competition from generic products against the covered product and, particularly in the U.S., can result in a significant reduction in sales of the pioneering product. If we were to loose patent protection, we may be able to continue to obtain commercial benefits from product manufacturing trade secrets, patents on use of our product, and patents on processes and intermediates for the economical manufacture of the active ingredients. The effect of product patent expiration or loss also depends upon the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of manufacture of the product, and the requirements of generic drug laws.

Competition

     Competition is intense in the pharmaceutical business and includes many large and small competitors. Technological innovations affecting efficacy, safety, patient ease of use, and cost effectiveness by other pharmaceutical companies with greater financial and research resources working on competitive AIDS and viral treatment products could result in products that offer the same or similar benefits as TNP or render our product obsolete. We intend to compete with existing AIDS and viral treatment products on the basis of product quality and efficacy, product safety, price, and promotion directly and through distributor relationships we are now forming.

Government Regulation

     Pharmaceutical companies are subject to extensive regulation by numerous national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of our businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our pharmaceutical products. FDA requirements and/or reviews have increased the amount of time and money necessary to develop new products and bring them to market.

     Since 1998, the approval of new drugs across the EU is possible only using the European Medicines Evaluation Agency's (EMEA) mutual recognition or central approval processes. The use of either of these procedures provides a more rapid and consistent approval within the 15 member states than was the case when the approval processes were operating independently within each member state. Further, on January 1, 2000, Norway and Iceland became full participants in the EU central approval processes. In addition, the agreement between the EU and 12 other European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not have jurisdiction over patient reimbursement or pricing matters in EU member countries, however. We will be required to deal with individual countries on such issues.

     In recent years in the U.S., various legislative proposals have been offered at the federal and state levels that would bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price or patient reimbursement constraints on medicines, increases in required rebates or discounts and restrictions on access to certain products. Similar issues exist in many foreign countries where we may do business. We cannot predict the outcome of such initiatives, but we will work to maintain patient access to our products and to oppose price constraints.

     In the U.S., federal proposals have called for substantial changes in the Medicare program, and federal and state proposals have called for substantial changes in the Medicaid program. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been implemented in many states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. If changes to these programs shift patients to managed care organizations that cover pharmaceuticals, or if an outpatient drug benefit is added to Medicare, usage of pharmaceuticals could increase. Pricing pressures likely would ensue in either case given the enhancement of the purchasing power of the managed care organizations or the federal government.

     U.S. law requires us to give rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. Some states are seeking rebates in excess of the amounts required by federal law. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. Also, in late 2000 and early 2001, the states of Vermont and Maine received Centers for Medicare and Medicaid Services approval of waivers that would expand Medicaid rebates beyond the current Medicaid population. Both of these waivers have been challenged in court. The Vermont program was struck down by a federal appeals court in 2001. The Maine program was upheld by a federal district court in February 2002; an appeal of that decision is expected. If the Maine program is upheld on appeal, other states may seek similar approval of waivers that would expand Medicaid rebates beyond the current Medicaid population. Rebates potentially could be viewed as price discounts without appreciable increases in volume as an offset.

     We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to inconsistent prices and could lead to some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries could undermine our sales in markets with higher prices.

Risks Associated With Our Business

     Notwithstanding our efforts to foresee and mitigate the effects of changes in our business and industry, we cannot predict with certainty all potential changes that might affect our business. Consequently, our business is subject to a number of risks, some of which are as follows.

o We have been engaged in research and development of our TNP product in the past, and have not commenced commercial distribution of our product. There is no assurance that our product will gain acceptance as a treatment for AIDS or any other viral infection. If we are unable to gain such acceptance, it is unlikely we will be able to achieve any meaningful revenue or successfully implement our business.

o Our proposed international business could be affected by changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

o Cost-containment measures employed by governments that have the effect of limiting patient access to medicines and related issues described above in "Government Regulation" could affect the growth and profitability of our operations in some countries.

o Competition from manufacturers of generic drugs is a major challenge in the U.S. and is growing internationally. Loss of patent protection typically leads to significant loss of sales in the U.S. market. The patents covering our product could be challenged by generic drug manufacturers and others.

o Risks and uncertainties particularly apply with respect to product-related forward-looking statements. There can be no assurance as to if or when we will receive regulatory approval for our products. There are also many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of product-related forward-looking statements.

o Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to build up production capacity commensurate with demand, or the failure to predict market demand for, or to gain market acceptance of, approved products, could affect future results.

o We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible future effect on our sales. Products that potentially could compete with our products are in various stages of development, and could be introduced and become accepted forms of treatment before approval of our products.

o Our future results could be affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the September 11, 2001 terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

o We may become involved in patent, product liability, and consumer litigations and additional matters that arise from time to time in the ordinary course of our business. These include challenges to the coverage and/or validity of patents on products or processes and allegations of injuries caused by our drug products. Litigation is inherently unpredictable, and excessive verdicts that are not justified by the evidence can occur. Litigation in the future may have a material adverse impact on our financial condition and results of operations.

Employees

     We presently have one full-time executive officer, one full time office person, and one full time researcher.

                        Item 2. Description of Property.

     Our corporate office in located at 905 Mission Street in South Pasadena, California provided by Haig Keledjian, our president, director and principal stockholder at no cost to Viral Genetics. The costs associated with the use of this space are deemed by us to be immaterial, as Mr. Keledjian uses the for other business purposes. Mr. Keledjian is under no legal obligation to provide rent-free office space to Viral Genetics. We lease approximately 2,000 square feet of space in South Pasadena, California as a laboratory and storage facility at $1,850 per month.

                           Item 3. Legal Proceedings.

     No legal proceedings are pending against Viral Genetics or any of its officers or directors.

         Item 4. Submission of Matters to a Vote of Securities Holders.

     At October 30, 2001, the stockholders of Viral Genetics approved by written consents executed by the holders of 22,884,781 shares of common stock, or 60.56 percent of the issued and outstanding shares, the following proposals:

     (1) To change our name to "Viral Genetics, Inc.";

     (2) To affirm the authority of the board of directors to issue preferred stock in more or more series with such rights, privileges and preferences as may be determined by resolution of the board; and

     (3) To limit the liability of directors and officers to the extent permitted by section 102(b)(7) of the Delaware General Corporation Law.

                                     PART II
        Item 5. Market for Common Equity and Related Stockholder Matters.

     Viral Genetics' common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "VRAL". As of March 31, 2002, we had approximately 120 shareholders of record.

     The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Calendar Quarter Ended             High Bid ($)               Low Bid ($)

March 31, 2000                        9.0000                    7.5000
June 30, 2000                         9.0000                    4.7500
September 30, 2000                    5.0000                    1.6000
December 31, 2000                     2.1000                    0.7500

March 31, 2001                        3.1560                    0.8750
June 30, 2001                         3.3500                    0.8125
September 30, 2001                    3.4500                    0.3800
December 31, 2001                     1.9400                    0.8100

     Since its inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

       Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     In April 2001, Viral Genetics we entered into an agreement to acquire Viral Genetics, Inc., a California corporation ("VGI"). This agreement provided for the acquisition of 51 percent of the outstanding common stock of VGI, with an option to acquire the balance at a later date. The agreement was terminated in September 2001, in favor of a new agreement pursuant to which we would acquire all of the outstanding capital stock of VGI for 29,750,580 shares of our common stock, or approximately 78.7 percent of our then issued and outstanding shares.

This transaction was effected on October 2, 2001, so that VGI is now a wholly owned subsidiary. There was no affiliation between Viral Genetics and VGI or any of its officers, directors, and controlling stockholders prior the acquisition.

     VGI was founded in 1995 to discover, develop, and commercialize novel therapeutic and diagnostic systems for the treatment of viral diseases. Viral Genetics' core technology revolves around a biologically active linear protein, Thymus Nuclear Protein (TNP). To date, our main focus has been the development of a treatment to stop the progression of the Human Immunodeficiency Virus
(HIV), which is the causative agent in AIDS. Based on Thymus Nuclear Protein's proposed mechanism of action and the results of human clinical testing, Viral Genetics believes TNP may be useful as a treatment for HIV and as a treatment for active Herpes Simplex infections (genital herpes).

     VGI is a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP to VGI for a note in the principal amount of $5,000,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. The stockholders of Therapeutic Genetics are all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. At December 31, 2001, the principal and accrued interest on the note was $6,562,500. Viral Genetics does not expect to be able to pay this obligation unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     Drug development is time consuming, expensive, and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take more than ten years. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research, and products that have been approved and marketed can be ordered to be withdrawn from the market by regulatory authorities.

     Viral Genetics applied for registration of TNP in Mexico for use on late-stage AIDS patients in the beginning of 2002. The issuance of a license under this application would permit Viral Genetics to sell its product for use on late-stage AIDS patients in Mexico. We also filed in Mexico an application for an expanded human clinical trial on patients in earlier stages of HIV-AIDS. The purpose of this trial is to determine the efficacy of TNP on patients in the early stages of the disease.

     The application was presented in Mexico through Soluciones Avanzadas Para La Salud, S.A. De C.V. ("SAVSA"), and Labortorios Senosiain, S.A. de C.V.
("LSSA"). In July 1999, Viral Genetics entered into a distribution agreement with SAVSA to distribute TNP in Mexico and Central and South America, including the Caribbean. Dr. Alberto Osio and Horacia Altamirano, both principal stockholders of Viral Genetics, are principal owners of SVASA. The agreement is for a term of seven years and automatically renewed for an additional seven-year term, subject to the right of either party to terminate the agreement at the end of the initial term. We are obligated to ship product within 45 days following acceptance of an order placed by SAVSA. Product will be offered and sold at prices Viral establishes from time to time, which we currently estimate will be between $3,000 and $4,000 per 16-dose treatment. SAVSA will receive a distribution fee equal to 30 percent of the product sales price after deducting import taxes and duties.

     Under a related agreement between Viral Genetics, SAVSA, and LSSA, LSSA participated in submission of the application in Mexico and will render additional services on distribution in Mexico for a fee equal to five percent of the product sales price, which will be paid and deducted from the sales price before the allocation of the 30 percent distribution fee to SAVSA. Based on communications with Mexican authorities management believes that its license for use of TNP on late-stage AIDS patients may be approved in the first six months of 2002, and marketing of the product in Mexico will commence in the current year. If this comes to pass, Viral Genetics will pursue similar applications in China and Africa.

     To this end, Viral Genetics entered into an agreement on March 25, 2002, with New York International Commerce Group, Inc. ("NYCG"), to pursue distribution of TNP in China. As part of the agreement, NYCG will assist Viral Genetics in securing a state drug administration certification from the Chinese government, after which NYCG will distribute product in China. Viral Genetics expects to file the application for this license in China by the end of June 2002. If the license is not granted within one year following submission of the application, Viral Genetics may terminate the agreement at its option; provided, that NYCG's rights will continue under the agreement if Viral Genetics conducts further testing or takes other steps after the initial year to obtain the license from China. NYCG also has the exclusive right to pursue applications in other countries, including Japan, Korea, Taiwan, Hong Kong, Malaysia, Indonesia, Singapore, and Thailand. Once a license is granted, NYCG is required to use its reasonable best efforts to arrange for manufacture of product China, provided that all manufacturing cost will be borne by Viral Genetics. NYCG has the exclusive right after a license is granted to market the product under the terms of a definitive distribution agreement to be entered into by the parties. The terms of this definitive agreement will include the following.

     o The distribution rights will be for a term of 10 years, subject to renewal for an additional ten-year period based on achieving minimum sales targets of 37,500 treatments within 12 months and 62,500 within 24 months following the grant of a license.

     o Shipment of product by Viral Genetics in bulk to a processing facility located in or near the territory covered by the license.

     o    Distribution of product by NYCG in the territory at its cost.

     o Payment of a distribution fee to NYCG equal to 37 percent of gross profit from sale of the product, which is the greater of the sales price charged by Viral Genetics to NYCG and the sales price charged by NYGC to third parties, reduced by the base cost of the product as determined in accordance with generally accepted accounting principles.

     In consideration for assisting Viral Genetics in negotiating its agreement with NYCG, Viral Genetics agreed to compensate L&M Global Ventures, Inc., under a Services Agreement dated March 25, 2002, through a royalty payment equal to five percent of its gross profit realized under the distribution agreement with NYGC. Under the Services Agreement we also granted to L&M Global the right to purchase a total of 1,000,000 common shares in increments of 250,000 shares at a price of $62,500 for the first 250,000 shares, $125,000 for the second and third tranches of 250,000 shares, and $437,500 for the last 250,000 shares. The right to purchase each tranche of 250,000 shares is exercisable only after each tranche of product sales under the NYCG distribution agreement of $50,000,000.

     Viral Genetics is now working through a draft of an investigational new drug application to the FDA. We need to complete certain laboratory work on TNP before filing the application. We do not expect to file the FDA application until the third quarter of 2002, and then only if we have sufficient capital to complete required laboratory work.

     Unless and until we are successful in our domestic applications with the FDA, our operations will be limited to those we can conduct overseas. International business operations are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, currency fluctuations, capital and exchange control regulations, expropriation and nationalization, and other restrictive government actions. Our international business may also subject us to government-imposed constraints, including laws on pricing or reimbursement for use of products.

     Depending on the direction of change relative to the U.S. dollar, foreign currency values can either improve or reduce the reported dollar value of our net assets and results of operations. We cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us. Consequently, we may attempt to mitigate their impact through operational means and by using various financial instruments, including currency derivative instruments.

     Viral Genetics has equipment capable of producing TNP in commercial quantities, but we lack a facility larger enough for laboratory and production lines necessary for larger scale commercial production of TNP. At such time as a license is issued in Mexico or any other country for the sale and distribution of the product, we will either establish a laboratory and manufacturing facility for the product if we have sufficient capital, or contract with third party manufacturers to produce TNP. In the past we have used third party manufacturers to produce TNP used in our clinical trials. We may use the services of such manufacturers in the future for commercial production, but we have no agreement or understanding to do so at the present time. Our inability to establish facilities or manufacturing arrangements in the future to commercialize TNP would substantially impair our ability to implement our business.

     Until Viral Genetics receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. Haig Keledjian, our president, has served without compensation and without any agreement or arrangement for compensation. Viral Genetics expects that it will negotiate a compensation package for Mr. Keledjian covering past and future service at such time that Viral Genetics has sufficient working capital to do so.

     From 1995 through 2000, certain directors of Viral Genetics have made loans and other advances to fund operations. At December 31, 2001, we owed Haig Keledjian, an officer and director, $775,481 of principal and accrued interest, Hampar Karageozian, a director, $739,608 of principal and interest, Dr. Harry Zhabilov, a director, $643,992 of principal and accrued interest, Arthur Keledjian, a director, $2,315 of principal and accrued interest, and Eileen Hayward (the mother of Paul Hayward, an officer and director) $180,125 of principal and accrued interest. All of these loans bear interest at the rate of five percent per annum, except the loan of Eileen Hayward, which bears interest at 10 percent. Viral Genetics does not expect to be able to repay any of these obligations unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     At December 31, 2001, we had no current assets, current liabilities of $194,609, and long-term liabilities of $9,262,852. In April 2002, we raised $150,000 in cash from the sale of 215,000 shares of common stock in a private transaction effected in reliance on the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person. These funds will be used for our working capital needs to fund general and administrative costs and ongoing laboratory work. Viral Genetics also entered into an agreement to convert approximately $1,250,000 of debt to equity and raise up to an additional $250,000 in cash through the issuance of up to 1,875,000 units, each unit consisting of one share of common stock and one-half warrant to purchase one-half share at $0.50, which increases to $0.625, 45 days following the date TNP is licensed for sale in Mexico. This transaction was scheduled to close on April 10, 2002, but has not closed yet and we cannot not predict when or whether the transaction will close.

     We estimate that we will need approximately $1,000,000 of additional capital in 2002 to fund approximately $500,000 of research and development costs, $50,000 of patent work, and $450,000 of administrative expenses and product manufacturing costs. We have raised only $150,000 thus far, and have no meaningful agreements or arrangements in place to raise the additional capital. The factors, together with our existing liabilities, raise substantial doubt about our ability to continue as a going concern.

                          Item 7. Financial Statements.

     The financial statements of Viral Genetics appear at the end of this report beginning with the Index to Financial Statements on page 18.

             Item 8. Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                     With Section 16(a) of the Exchange Act

Directors and Officers

     The following table sets forth the names, ages, and positions for each of the directors and officers of Viral Genetics.

Name                      Age   Positions                         Since

Haig Keledjian            40    President, Secretary, and         October 2001
                                Director

Paul Hayward              53    Treasurer and Director            January 1998

Hampar Karageozian        61    Director                          October 2001

Dr. Harry Zhabilov        62    Director                          October 2001

Arthur Keledjian          35    Director                          October 2001

     The following is information on the business experience of each officer, director and director appointee.

     Haig Keledjian is an attorney in private practice since 1993, with an emphasis in federal and state taxes.

     Paul Hayward was employed from January 1994 to December 1997 as investor relations counsel to Datotech Systems, Inc. and from December 1997 to December 1998 he was investor relations counsel to Europa Resources, Inc. Since 1998 he has been President, Secretary and Director of the Viral Genetics.

     Hampar Karageozian has a Bachelor of Science and Masters of Science from the American University of Beirut, a Masters of Science from Massachusetts Institute of Technology, and a MBA from the University of California, Irvine. He has been with ISTA Pharmaceuticals, Inc. as Senior Vice President of Discovery Research since 1994.

     Dr. Harry Zhabilov holds a Doctor of Science, Ph. D, and M.D. degrees from Sofia University in Bulgaria. He has been employed by Viral Genetics since 1995.

     Arthur   Keledjian  has  a  degree  of  Bachelor  of  Science  in  Business
Administration from California State University in Los Angeles, and has been employed by Farmers Insurance Group since 1988, and is presently District Manager. He is the brother of Haig Keledjian.

Section 16(a) Beneficial Ownership ReportingCompliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of Viral Genetics and persons who own more than ten percent of a registered class of Viral Genetics' equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to Viral Genetics. Based on the copies of filings received by Viral Genetics, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of Viral Genetics registered pursuant to Section 12 of the Exchange Act, have filed on a timely basis, all required Forms 3, 4, and 5 and any amendments thereto.

                         Item 10. Executive Compensation

Annual Compensation

     No executive officer of Viral Genetics received any compensation during the year ended December 31, 2001. Haig Keledjian, our president, has served without compensation and without any agreement or arrangement for compensation. Viral Genetics expects that it will negotiate a compensation package for Mr. Keledjian covering past and future service at such time that Viral Genetics has sufficient working capital to do so.

Stock Options

     There are no stock options issued or outstanding for any of the Named Executive Officers of Viral Genetics. Viral Genetics has not adopted any stock option or other compensation plans for its executive officers.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 1, 2002, the number and percentage of the 37,786,273 outstanding shares of common stock which, according to the information supplied to Viral Genetics, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers of Viral Genetics as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                             Common              Percent
Name and Address                             Shares              of Class

Haig Keledjian (1) (2)                     16,943,094             44.84
905 Mission Street
South Pasadena, CA 91030

Paul Hayward (1)                            1,000,000              2.65
8717 16th Avenue West
Seattle, Washington 98116

Hampar Karageozian (1)                      5,941,687             15.72
31021 Marbella Vista
San Juan Capistrano, CA 92675

Dr. Harry Zhabilov (1)(2)                     -0-                  -0-
905 Mission Street
South Pasadena, CA 91030

Arthur Keledjian (1)                          -0-                  -0-
905 Mission Street
South Pasadena, CA 91030

Dr. Alberto Osio                            2,380,046              6.30
Gobemador Ignacio
Esteva 71 Mexico 11850 D.F.

Caribou Investments, Inc. (3)               2,104,358              5.57
Gubemador Ignacio
Esteva 70, Mexico 11850 D.F.

Nazir Maherali                              2,800,000              7.41
Suite 11
31550, South Fraser Way
Abbotsford BC Canada

All officers and directors (5 persons)     23,884,781             63.21


(1)  Officer or Director of Viral Genetics.

(2) Haig Keledjian holds 589,697 shares personally. He holds 6,004,162 shares as Trustee for an irrevocable voting trust for the benefit of his children, 5,932,761 shares as Trustee for an irrevocable voting trust for the benefit of the children of Dr. Harry Zhabilov, 2,188,403 shares as Trustee for an irrevocable trust established for a group of private investors, and 2,228,071 shares as Trustee for an irrevocable trust established for a group of Mr. Keledjian's family members. Mr. Keledjian has sole voting and investment control over the shares he holds as Trustee.

(3) Caribou Investments, Inc., is a private investment company owned and controlled by Horacia Altamirano of Mexico City, Mexico.

             Item 12. Certain Relationships and Related Transactions

     Viral Genetics, Inc., a California corporation and our subsidiary ("VGI"), is a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP, a protein used or useful for the treatment of infectious deceases, to VGI for a note in the principal amount of $5,000,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. At December 31, 2001, the principal and accrued interest on the note was $6,562,500. The stockholders of Therapeutic Genetics are all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. Consequently, all payments made to Therapeutic Genetics under this agreement will accrue indirectly to the benefit of the former stockholders of VGI, including Haig Keledjian, Hampar Karageozian, Dr. Alberto Osio, and Caribou Investments, Inc., who became principal stockholders of Viral Genetics as a result of the acquisition of VGI.

     From 1995 through 2000, certain directors of Viral Genetics have made loans and other advances to fund operations. At December 31, 2001, we owed Haig Keledjian, an officer and director, $775,481 of principal and accrued interest, Hampar Karageozian, a director, $739,608 of principal and interest, Dr. Harry Zhabilov, a director, $643,992 of principal and accrued interest, Arthur Keledjian, a director, $2,315 of principal and accrued interest, and Eileen Hayward (the mother of Paul Hayward, an officer and director) $180,125 of principal and accrued interest. All of these loans bear interest at the rate of five percent per annum, except the loan of Eileen Hayward, which bears interest at 10 percent. Viral Genetics does not expect to be able to repay any of these obligations unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     In the past we have used Prima Pharm, Inc., a drug manufacturer based in Sorrento Valley, California, owned by Hampar Karageozian, a director of Viral Genetics, to produce TNP used in our clinical trials. We may use the services of Prima Pharm in the future for commercial production, but we have no agreement or understanding to do so at the present time.

                    Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

     On October 17, 2001, Viral Genetics filed a report on Form 8-K reporting under Item 1 and Item 2 a change in control and acquisition of assets as a result of the acquisition in October 2001, of Viral Genetics, Inc., a California corporation.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  Title of Document                                Location*

2.1          Agreement and Plan of Exchange dated September   Form 8-K/ Oct. 01
               6, 2001
3.1          Certificate of Incorporation                     Form 10-SB
3.2          Certificate of Amendment                         Page E-1
3.3          Bylaws                                           Form 10-SB
10.1         Assignment of Patent dated August 5, 1995        Page E-4
10.2         Agreement between Viral Genetics, Soluciones     Page E-5
               Avanzadas Para La Salud, S.A. de C.V.
               (formerly Esigar Quirurgica, S.A. de C.V.)
               Dated July 14, 1999 (English Translation)
10.3         Agreement between Viral Genetics, Soluciones     Page E-16
               Avanzadas Para La Salud, S.A. De C.V., and
               Labortorios Senosiain, S.A. de C.V.,
               Dated July 11, 2001 (English Translation)
10.4         Mutual Cooperation and Joint Venture Agreement   Page E-20
               between Viral Genetics and New York
               International Commerce Group, Inc., dated
               March 25, 2002
10.5         Services Agreement between Viral Genetics and    Page E-36
               L&M Global Ventures, Inc.,
               Dated March 25, 2002
10.6         Investment Banking Engagement between Viral      Page E-42
               Genetics and Burlington Capital Markets,
               Dated November 1, 2001
10.7         Letter Agreement (as amended) between VGI,       Page E-51
               Phillip C. Baker and Bake Consulting
               Dated May 23, 2000
21.1         List of Subsidiaries                             Page E-55

* Exhibit 2.1 is incorporated herein by this reference to the Current Report on Form 8-K dated October 2, 2001, filed with the Securities and Exchange Commission on October 17, 2001. Exhibit No.'s 3.1 and 3.3 are incorporated herein by this reference to Viral Genetics' Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 29, 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VIRAL GENETICS, INC.


Date:  April 22, 2002            By: /s/ Haig Keledjian, President
                                     Chief Executive and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 22, 2002            /s/ Haig Keledjian, Director


Date:  April 22, 2002            /s/ Paul Hayward, Director


Date:  April 23, 2002            /s/ Hampar Karageozian, Director


Date:  April ___, 2002           ___________________________________________
                                 Dr. Harry Zhabilov, Director


Date:  April 22, 2002            /s/ Arthur Keledjian, Director

                               VIRAL GENETICS, INC.

                                TABLE OF CONTENTS

                                December 31, 2001



      WILLIAMS & WEBSTER'S AUDIT REPORT                                 19

      AGOPIAN & SASAKI'S AUDIT REPORT                                   20

      FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                       21

      Consolidated Statements of Operations                             22

      Consolidated Statement of Stockholders' Equity (Deficit)          23

      Consolidated Statements of Cash Flows                             25


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              27

Board of Directors
Viral Genetics, Inc.
South Pasadena, California


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Viral Genetics, Inc. (a development stage enterprise) as of December 31, 2001, and the related statement of operation, stockholders equity (deficit) and cash flow for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Viral Genetics, Inc. as of December 31, 2000, and for the period from July 11, 1995 (inception) to December 31, 2000, were audited by other auditors whose report dated May 23, 2001 expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viral Genetics, Inc. as of December 31, 2001, and the results of its operations, stockholders' equity (deficit) and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in development stage since its inception, has no revenues, and has an accumulated deficit of $8,381,861. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

April 16, 2001

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
Viral Genetics, Inc.
(A Development Stage Company)
South Pasadena, California

We have audited the accompanying balance sheet of Viral Genetics, Inc. (A Development Stage Company), (a California corporation) as of December 31, 2000, and the related statement of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viral Genetics, Inc. (A Development Stage Company) as of December 31, 2000, and the results of its operations and its cash flows for the year ended and from inception (July 11, 1995) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Agopian & Sasaki, CPA's

Torrance, California

May 23, 2001, except for the Statement of Operation, subtitles of Inventory and Revenue recognition in Note 1, and the second paragraph of Note 7, at to which the date is July 5, 2001.

                              VIRAL GENETICS, INC.
                    (FORMERLY 5 STARLIVING ONLINE, INC.)
                      (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED BALANCE SHEETS

                                                     December 31,   December 31,
                                                         2001           2000
                                                    -------------- -------------
ASSETS
   CURRENT ASSETS
      Cash                                          $           -  $          -
      Inventory                                                 -       485,011
                                                    -------------- -------------
         Total Current Assets                                   -       485,011

   PROPERTY AND EQUIPMENT (NET)                           146,625       188,801

   OTHER ASSETS
      Goodwill                                          5,206,051     5,206,051
                                                    -------------- -------------
      TOTAL ASSETS                                  $   5,352,676  $  5,879,863
                                                    ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   CURRENT LIABILITIES
      Accounts payable                              $     167,123  $    143,180
      Overdrafts payable                                    1,370           304
      Payroll taxes payable                                26,116        35,152
                                                    -------------- -------------
         Total Current Liabilities                        194,609       178,636
                                                    -------------- -------------

   LONG-TERM LIABILITIES
      Notes payable                                     9,262,852     8,225,838
                                                    -------------- -------------
         Total Long-Term Liabilities                    9,262,852     8,225,838
                                                    -------------- -------------
      TOTAL LIABILITIES                                 9,457,461     8,404,474
                                                    -------------- -------------

   COMMITMENTS AND CONTINGENCIES                                -             -
                                                    -------------- -------------

   STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, 20,000,000 shares authorized,
         $0.0001 par value; no shares issued and
         outstanding                                            -             -
      Common stock, 80,000,000 and 300,000,000
         shares authorized, $0.0001 par value;
         37,786,273 and 29,682,824 shares,
         issued and outstanding respectively                3,779         2,968
      Additional paid-in capital                        4,273,297     4,498,165
      Deficit accumulated during development stage     (8,381,861)   (7,025,744)
                                                    -------------- -------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (4,104,785)   (2,524,611)
                                                    -------------- -------------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                $   5,352,676  $  5,879,863
                                                    ============== =============

             See accompanying notes and accountant's review report.

                              VIRAL GENETICS, INC.
                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      From
                                                                     July 11,
                                                                       1995
                                          For The       For The     (Inception)
                                         Year Ended    Year Ended       to
                                        December 31,  December 31,  December 31,
                                            2001          2000          2001
                                        ------------ ------------- -------------

REVENUES                                $         -  $    347,750  $    347,750
                                        ------------ ------------- -------------

EXPENSES
 Research and development                   498,749     2,022,676     5,620,720
 Depreciation expense                        45,948        27,954        86,177
 General and administrative expenses        398,261       132,907     1,027,201
                                        ------------ ------------- -------------
 TOTAL EXPENSES                             942,958     2,183,537     6,734,098
                                        ------------ ------------- -------------


LOSS FROM OPERATIONS                       (942,958)   (1,835,787)   (6,386,348)

OTHER INCOME (EXPENSE)
 Interest expense                          (413,159)     (349,330)   (1,995,513)
                                        ------------ ------------- -------------

LOSS BEFORE INCOME TAXES                 (1,356,117)   (2,185,117)   (8,381,861)

INCOME TAXES                                      -             -             -
                                        ------------ ------------- -------------

NET LOSS                                $(1,356,117) $ (2,185,117) $ (8,381,861)
                                        ============ ============= =============

 NET LOSS FROM OPERATIONS
  PER COMMON SHARE, BASIC AND DILUTED   $     (0.04) $      (0.08) $      (0.32)
                                        ============ ============= =============

 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                      31,759,503    28,244,767    26,188,580
                                        ============ ============= =============



             See accompanying notes and accountant's review report.

                              VIRAL GENETICS, INC.
                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            Deficit
                                              Common Stock                Accumulated    Total
                                          ------------------- Additional    During    Stockholders'
                                             Number            Paid-in    Development   Equity
                                            of Shares  Amount  Capital      Stage      (Deficit)
                                          ----------- ------- ----------- ------------ ------------

Issuance of common stock
 for cash at nill per share                23,800,079 $ 2,380 $   (1,380) $         -  $     1,000
Loss for year ending, December 31, 1995             -       -          -     (707,167)    (707,167)
                                          ----------- ------- ----------- ------------ ------------
Balance, December 31, 1995                 23,800,079   2,380     (1,380)    (707,167)    (706,167)
Issuance of common stock
 for cash at $0.84 per share                   59,500       6     49,994            -       50,000
Issuance of common stock
 for services at $0.84                        357,001      36    299,964            -      300,000
Loss for year ending, December 31, 1996             -       -          -     (810,189)    (810,189)
                                          ----------- ------- ----------- ------------ ------------
Balance, December 31, 1996                 24,216,580   2,422    348,578   (1,517,356)  (1,166,356)
Issuance of common stock
 for cash at $0.84 per share                  339,151      34    284,966            -      285,000
Issuance of common stock
 for services at $0.84 per share              499,802      50    419,950            -      420,000
Loss for year ending, December 31, 1997             -       -          -     (577,066)    (577,066)
                                          ----------- ------- ----------- ------------ ------------
Balance, December 31, 1997                 25,055,533   2,506  1,053,494   (2,094,422)  (1,038,422)
Issuance of common stock
 for cash at $0.84 per share                  345,101      35    289,965            -      290,000
Loss for year ending, December 31, 1998             -       -          -     (708,567)    (708,567)
                                          ----------- ------- ----------- ------------ ------------
Balance, December 31, 1998                 25,400,634   2,541  1,343,459   (2,802,989)  (1,456,989)
Issuance of common stock
 for cash at $0.42 per share                  595,002      59    249,941            -      250,000
Issuance of common stock
 for cash at $0.84 per share                   34,272       3     28,797            -       28,800
Loss for year ending, December 31, 1999             -       -          -   (2,037,638)  (2,037,638)
                                          ----------- ------- ----------- ------------ ------------
Balance, December 31, 1999                 26,029,908   2,603  1,622,197   (4,840,627)  (3,215,827)
Issuance of common stock
 for cash at $0.42                            595,002      59    249,941            -      250,000
Issuance of common stock
 for cash at $0.84                            842,523      84    707,916            -      708,000
Issuance of common stock
 for cash at $01.94                            51,567       6     99,994            -      100,000
Issuance of common stock
 for services at $0.84                      2,163,824     216  1,818,117            -    1,818,333
Loss for year ending, December 31, 2000             -       -          -   (2,185,117)  (2,185,117)
                                          ----------- ------- ----------- ------------ ------------
Balance, December 31, 2000                 29,682,824   2,968  4,498,165   (7,025,744)  (2,524,611)
Issuance of common stock
 for cash at $0.84                             29,464       3     24,747            -       24,750
Issuance of common stock
 for services at $0.84                         37,811       4     31,464            -       31,468
Recapitilization through reverse merger
 and acquisition of 5 Starliving
 Online, Inc.                               8,035,693     804   (281,079)           -     (280,275)
Miscellaneous adjustment due to merger            481       -          -            -            -
Loss for the year ended
 December 31, 2001                                  -       -          -   (1,356,117)  (1,356,117)
                                          ----------- ------- ----------- ------------ ------------
Balance, December 31, 2001                 37,786,273 $ 3,779 $4,273,297  $(8,381,861) $(4,104,785)
                                          =========== ======= =========== ============ ============

             See accompanying notes and accountant's review report.

                                VIRAL GENETICS, INC.
                        (FORMERLY 5 STARLIVING ONLINE, INC.)
                          (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      From
                                                                     July 11,
                                                                       1995
                                          For The       For The     (Inception)
                                         Year Ended    Year Ended       to
                                        December 31,  December 31,  December 31,
                                            2001          2000          2001
                                        ------------ ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from operations            $(1,356,117) $ (2,185,117) $ (8,381,861)
    Depreciation                             45,948        27,954        86,177
    Non cash operating expenses               4,901             -         4,901
    Inventory expensed as research and
     development                            485,010      (362,336)            -
    Issuance of common stock for services    31,468     1,818,333     2,569,801
    Increase in patent                            -       (90,476)   (5,206,052)
    Increase in accrued interest            413,159             -       413,159
    Increase (decrease) in accounts
     payable and accrued liabilities         15,973      (186,109)      194,609
                                        ------------ ------------- -------------
Net cash used in operations                (359,658)     (977,751)  (10,319,266)
                                        ------------ ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                 (3,672)     (197,519)     (232,702)
                                        ------------ ------------- -------------
Net cash used in investing activities        (3,672)     (197,519)     (232,702)
                                        ------------ ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in Notes Payable    338,580       (12,655)    8,564,418
    Proceeds from sale of common stock       24,750     1,058,000     1,987,550
                                        ------------ ------------- -------------
Net cash provided by financing activities   363,330     1,045,345    10,551,968
                                        ------------ ------------- -------------


Change in cash                                    -      (129,925)            -

Cash, beginning of period                         -       129,925             -
                                        ------------ ------------- -------------
Cash, end of period                     $         -  $          -  $          -
                                        ============ ============= =============

Supplemental cash flow disclosures:
    Interest expense paid               $         -  $          -  $          -
                                        ============ ============= =============
    Income taxes paid                   $         -  $          -  $          -
                                        ============ ============= =============

Non-cash transactions:
    Issuance of common stock for
     services                           $    31,468  $  1,818,333  $  2,569,801
    Non cash operating expenses         $     4,901  $          -  $      4,901
    Inventory expensed and research
     and development                    $   485,010  $          -  $          -
    Non cash from reverse merger
     acquisition                        $       563  $          -  $          -

             See accompanying notes and accountant's review report.

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business
Viral Genetics Inc. (the Company) was incorporated in California on July 11, 1995, and is in development stage. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named Thymus Nuclear Protein (the current formulation of which is now known as and hereinafter referred to as "TNP"). This product, TNP, is used in a drug being developed to treat AIDS. While the Company has had limited sales of this product, primarily for research purposes, the success of the Company will be based upon obtaining certain regulatory approval for its pharmaceutical product TNP to commence commercial operations. On October 1, 2001, the Company was acquired by 5 Starliving Online, Inc. See Note 8.


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

Development Stage Activities
The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

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

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts payable, accrued expenses and borrowings from related parties. All instruments are accounted for on a historical cost basis, which approximates fair value at December 31, 2001.

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The
Company adopted SFAS 144. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2001.

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

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

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of the patents from Therapeutic Genetics, Inc. Therapeutic acquired a notes payable which is currently $6,562,500. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company has reviewed this asset for impairment, and concluded it was not impaired at December 31, 2001.

Revenue Recognition
The Company recognizes revenue from product sales upon shipment to the customer and collectability is reasonably assured.

Compensated Absences
The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

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

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $8,381,861 through December 31, 2001. The Company is currently in need of operating monies to continue their research and development goals. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. At December 31, 2001, basic and diluted earnings per share were the same as there were no common stock equivalents outstanding.

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory at December 31, 2001 consist of the following:

                         December 31, 2001             December 31,2000
                         -------------------           -------------------

        Finished goods                  $0                      $485,211
                                        ==                      ========


Inventory has a shelf life of approximately twelve months. At December 31, 2001 management determined that inventory had expired and was completely impaired.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years.

The following is a summary of property, equipment, and accumulated depreciation:

                                             December 31,         December 31,
                                                 2001                 2000
                                           -----------------    ----------------

Equipment                                        $ 232,702           $ 228,031
Less accumulated depreciation                      (86,077)            (39,230)
                                           -----------------    ----------------
                                                 $ 146,625           $ 188,801
                                           =================    ================

Depreciation for the period ended December 31, 2001 was $45,948. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 4 - COMMITENTS AND CONTINGENCIES

Product Liability
The Company could be subjected to claims for adverse reactions resulting from the use of TNP, although the Company is unaware of any such claims or threatened claims since TNP was initially marketed. As of the date hereof the Company does not have product liability insurance for TNP.

Investment Banking Agreement
In November 2001, the Company signed a preliminary agreement with Burlington Capital Markets, Inc. to provide strategic relationships and assistance in connection with future financing of the Company in exchange for a combination of cash payments, common stock and stock warrants. As of December 31, 2001, Burlington has not complied with any of the provisions of the agreement, and the Company has paid no compensation to Burlington.

Patents
The Company has the following patents issued:

                Country               Date Issued       Patent No.
        -------------------------   ----------------  ----------------

        Australia                   October 19, 2000     721463
        Euroasia                    July 4, 2000         001100
        Israel                      January 5, 1996      118103/5
        New Zealand                 March 17, 1999       308708
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

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 5 - STOCKHOLDERS' EQUITY

During years 1996, 1997 and 2000, the Company issued shares of common stock for $300,000, $420,000 and $1,818,333 respectively in exchange for research and development services. During the years 1996 through 2000, the Company received, $1,962,800 in cash for common stock.

During the year ended December 31, 2001, $24,750 was received for issuance of common stock for cash. The Company issued common stock for research and development services based on the fair market value of the stock for $31,468.


NOTE 6 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of December 31, 2001, the Company had net operating loss carry forwards for Federal income tax reporting purposes amounting to approximately $8,358,931, which expires in varying amounts to 2021. The components of the deferred tax asset as of December 31, 2001 were as follows:

                                                            December 31,
                                                                2001
                                                           --------------

Benefit of net operating loss carry forwards                 $ 2,095,465
Less valuation allowance                                       2,095,465
                                                           --------------
Net deferred tax asset                                       $         -
                                                           ==============

As  of  December  31,  2001,   sufficient   uncertainty   exists  regarding  the
realizability of these operating loss carry forwards, and accordingly, a valuation allowance of $2,095,465 has been established.

The benefit of net operating loss carry forwards were calculated based on an average of 25% tax rate.

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 7 - RELATED PARTY TRANSACTIONS

Notes payable to stockholders and related parties             $2,700,352
Note payable to an affiliated company
      of the Company's stockholders                            6,562,500
                                                           --------------
Total                                                         $9,262,852
                                                           ==============

The notes payable to related parties include accrued interest and have various maturities starting in the year 2002 and ending in the year 2004 bearing interest at 5% annually.

The note payable of $6,562,500, to an affiliated company (i.e. A California Limited Liability Company owned primarily by the same stockholders of the Viral Genetics, Inc.) is for a patent transfer. In the balance of the notes payable to stockholders and other related parties are notes totaling $280,275, assumed as part of the merger acquisition with 5 Starliving Online, Inc. See Note 8.


NOTE 8 - MERGER AND ACQUISITION

On October 1, 2001 5 Starliving Online, Inc. acquired all of the outstanding common stock of Viral Genetics, Inc. For accounting purposes the acquisition has been treated as a recapitalization of 5 Starliving Online, Inc with Viral Genetics, Inc. as the acquirer (reverse acquisition). Viral became the continuing reporting entity for accounting purposes. The net book value of liabilities acquired was $280,275 as notes payable. The historical financial statements prior to October 1, 2001 are those of Viral Genetics, Inc., and are restated for the exchange of 29,750,580 shares of common stock for the original capital stock of Viral Genetics, Inc.


NOTE 9 - SUBSEQUENT EVENTS

In April,  2002 the Company  announced it has  submitted a New Drug  Application
(NDA) with the Mexican Department of Health, registering TNP for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities.

                              VIRAL GENETICS, INC.
                       Formerly 5 Starliving Online, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001



NOTE 9 - SUBSEQUENT EVENTS (Continued)

Subsequent to December 31, 2001 and before the financial statements were issued, the Company also announced a mutual and joint venture agreement with New York International Commerce Group, Inc. (NYIC) to pursue distribution of TNP in China. As part of the agreement NYIC will assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC will be given exclusive distribution rights to TNP in China.

On April 3, 2002 the Company sold 215,000 shares of its common stock in a private placement for $150,000 cash.