Form 10QSB
period 2002-03-31
VIRAL GENETICS INC /DE/
filed 2002-05-28
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2002 there were 37,786,273 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                              VIRAL GENETICS, INC.

                                      INDEX
                                                                        Page
PART I.        Item 1.  Financial Information                            3

               Consolidated Balance Sheets                               3

               Consolidated Statements of Operations                     4

               Consolidated Statements of Cash Flows                     5

               Notes to Consolidated Financial Statements                6

               Item 2.  Management's Discussion and Analysis            14
                 or Plan of Operation

PART II        Other Information                                        17

               Item 5.  Other Information                               17

               Item 6.  Exhibits and Reports on Form 8-K                17

SIGNATURES                                                              17

                                     PART I.
                          Item 1. Financial Information

                              VIRAL GENETICS, INC.
                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,     December
                                                          2002          31,
                                                      (Unaudited)      2001
                                                      ------------  ------------
ASSETS

 CURRENT ASSETS
  Cash                                                $         -   $         -
  Deposits                                                    410             -
                                                      ------------  ------------
  Total Current Assets                                        410             -

 PROPERTY AND EQUIPMENT (NET)                             136,027       146,625

 OTHER ASSETS
  Goodwill and patents                                  5,206,051     5,206,051
                                                      ------------  ------------
  TOTAL ASSETS                                        $ 5,342,488   $ 5,352,676
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
  Accounts payable                                  $     188,853     $ 167,123
  Bank overdrafts payable                                   3,164         1,370
  Accrued interest                                      2,111,904     1,995,513
  Payroll taxes payable                                    26,116        26,116
                                                      ------------  ------------
  Total Current Liabilities                             2,330,037     2,190,122
                                                      ------------  ------------
 LONG-TERM LIABILITIES
  Notes payable, related parties                        1,154,033     1,017,339
  Notes payable, affiliated company                     6,250,000     6,250,000
                                                      ------------  ------------
  Total Long-Term Liabilities                           7,404,033     7,267,339
                                                      ------------  ------------
  TOTAL LIABILITIES                                     9,734,070     9,457,461
                                                      ------------  ------------

 COMMITMENTS AND CONTINGENCIES                                  -             -
                                                      ------------  ------------
 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 20,000,000 shares authorized,
   $0.0001 par value; no shares issued and
   outstanding                                                  -             -
  Common stock, 80,000,000 shares authorized,
   $0.0001 par value; 37,786,273 issued and
   outstanding                                              3,779         3,779
  Additional paid-in capital                            4,273,297     4,273,297
  Eeficit accumulated during development stage         (8,668,658)   (8,381,861)
                                                      ------------  ------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (4,395,361)   (4,108,564)
                                                      ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $ 5,338,709   $ 5,348,897
                                                      ============  ============

                   See notes to interim financial statements.

                              VIRAL GENETICS, INC.
                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       From
                                                                     July 11,
                                                                       1995
                                           Three Months Ended       (Inception)
                                                March 31,              To
                                          -------------------------  March 31,
                                             2002         2001         2002
                                          (Unaudited)  (Unaudited)  (Unaudited)
                                          ------------ ------------ ------------

REVENUES                                  $         -  $         -  $   347,750
                                          ------------ ------------ ------------
EXPENSES
 Research and development                         825        3,908    5,621,545
 Depreciation expense                          10,598       11,549       96,775
 General and administrative expenses          158,981       67,871    1,186,182
                                          ------------ ------------ ------------
 TOTAL EXPENSES                               170,404       83,328    6,904,502
                                          ------------ ------------ ------------

LOSS FROM OPERATIONS                         (170,404)     (83,328)  (6,556,752)

OTHER INCOME (EXPENSE)
 Interest expense                            (116,393)    (102,220)  (2,111,906)
                                          ------------ ------------ ------------

LOSS BEFORE INCOME TAXES                     (286,797)    (185,548)  (8,668,658)

INCOME TAXES                                        -            -            -
                                          ------------ ------------ ------------

NET LOSS                                  $  (286,797) $  (185,548) $(8,668,658)
                                          ============ ============ ============
 NET LOSS FROM OPERATIONS
  PER COMMON SHARE, BASIC AND DILUTED     $     (0.01) $     (0.01) $     (0.33)
                                          ============ ============ ============
 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                         37,786,273   29,750,580   26,618,124
                                          ============ ============ --==========

                   See notes to interim financial statements.

                             VIRAL GENETICS, INC.
                     (FORMERLY 5 STARLIVING ONLINE, INC.)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       From
                                                                     July 11,
                                                                       1995
                                           Three Months Ended       (Inception)
                                                March 31,              To
                                          -------------------------  March 31,
                                             2002         2001         2002
                                          (Unaudited)  (Unaudited)  (Unaudited)
                                          ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                            $  (286,797) $  (185,548) $(8,668,658)
      Depreciation                             10,598       11,549       96,775
      Non-cash operating expenses                   -            -        4,901
      (Increase) in deposits                     (410)           -         (410)
      Issuance of common stock for
       services                                     -            -    2,569,801
      Increase in accrued interest            116,393      102,220      529,552
      Increase (decrease) in accounts
       payable and accrued liabilities         23,522        8,226      218,131
                                          ------------ ------------ ------------
Net cash used in operations                  (136,694)     (63,553)  (5,249,908)
                                          ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                      -            -     (232,702)
      Increase in patent                            -       10,489   (5,206,052)
                                          ------------ ------------ ------------
Net cash provided by (used in)
 investing activities                               -       10,489   (5,438,754)
                                          ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in notes payable    136,694       44,814    8,701,112
      Proceeds from sale of common stock            -        8,250    1,987,550
                                          ------------ ------------ ------------
Net cash provided by financing activities     136,694       53,064   10,688,662
                                          ------------ ------------ ------------
Change in cash                                      -            -            -

Cash, beginning of period                           -            -            -
                                          ------------ ------------ ------------
Cash, end of period                       $         -  $         -  $         -
                                          ============ ============ ============
Supplemental cash flow disclosures:

      Interest expense paid               $         -  $         -  $         -
                                          ============ ============ ============
      Income taxes paid                   $         -  $         -  $         -
                                          ============ ============ ============

Non-cash transactions:

      Issuance of common stock for
       services                           $         -  $         -  $ 2,569,801
      Non-cash operating expenses         $         -  $         -  $     4,901


                   See notes to interim financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business
Viral Genetics Inc. (the Company) was incorporated in California on July 11, 1995 and is in the development stage. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named Thymus Nuclear Protein (the current formulation of which is now known as and hereinafter referred to as "TNP"). This product, TNP, is used in a drug being developed to treat AIDS. Sales of this product have been limited, primarily for research purposes. The success of the Company will be based upon obtaining certain regulatory approval for its pharmaceutical product TNP to commence commercial operations. On October 1, 2001, the Company was acquired by 5 Starliving Online, Inc. See Note 9. The Company's year end is December 31.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of inter-company accounts and transactions. The wholly owned subsidiary of the Company, is described in Note 9.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts payable, accrued expenses and borrowings from related parties. All of the Company's financial instruments are accounted for on a historical cost basis, which approximates fair value at March 31, 2002.

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The
Company adopted SFAS 144. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2002.

Interim Financial Statements
The interim financial statements for the period ended March 31, 2002 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

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

Goodwill and Patents
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, Inc. See Note 4. Therapeutic acquired notes payable, which currently amount to $6,644,531. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company has reviewed goodwill for impairment, and concluded it was not impaired at March 31, 2002.

Revenue Recognition
The Company recognizes revenue from product sales upon shipment to the customer and collectibility is reasonably assured.

Compensated Absences
The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Research and Development
Research and development expenses are charged to operations as incurred.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $8,668,658 through March 31, 2002. The Company is currently in need of funds to continue its research and development goals. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.

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

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss)
available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. At March 31, 2002, basic and diluted earnings
(loss) per share were the same as there were no common stock equivalents outstanding.

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventory has a shelf life of approximately twelve months. At December 31, 2001, management determined that all inventory was completely impaired and recorded a charge of $485,211 to research and development.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years.

The following is a summary of property, equipment, and accumulated depreciation:

                                            March 31,           December 31,
                                              2002                  2001
                                        ------------------    -----------------

Equipment                                  $ 232,702             $ 232,702
Less accumulated depreciation                (96,675)              (86,077)
                                        ------------------    -----------------
                                           $ 136,027             $ 146,625
                                        ==================    =================

Depreciation for the period ended March 31, 2002 was $10,598. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - PATENTS

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

The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing products similar to those of the Company. There can be no assurance that patents, if obtained for the aforementioned patent applications, will be enforceable.

NOTE 5 - COMMITENTS AND CONTINGENCIES

Product Liability
The Company may be subjected to future claims resulting from the use of TNP, although the Company is unaware of any product-related litigation or potential claims since TNP was initially marketed. As of March 31, 2002, the Company does not have product liability insurance for TNP.

Investment Banking Agreement
In November 2001, the Company signed an agreement with Burlington Capital Markets, Inc. whereby Burlington would provide strategic relationships and assistance in connection with future financing of the Company in exchange for a combination of cash payments, common stock and stock warrants. As of March 31, 2002 management believes that Burlington has not complied with the provisions of the agreement, and the Company has neither paid nor accrued any fees to Burlington.

Joint Venture
March 25, 2001 the Company announced a mutual and joint venture agreement with New York International Commerce Group, Inc. (NYIC) to pursue distribution of TNP in China. As part of the agreement, NYIC shall assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC will be given exclusive distribution rights to TNP in China. As of March 31, 2002, no money has been spent and no income or loss has been incurred on this venture.

NOTE 6 - STOCKHOLDERS' EQUITY

During years 1996, 1997 and 2000, the Company issued shares of common stock for $300,000, $420,000 and $1,818,333, respectively, in exchange for research and development services. During the years 1996 through 2000, the Company received $1,962,800 in cash for common stock.

During the year ended December 31, 2001, $24,750 was received for issuance of common stock for cash and the Company also issued common stock for research and development services based on the fair market value of the stock for $31,468.

No stock was issued during the period ending March 31, 2002.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of March 31, 2002, the Company had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $8,668,480, which expire in varying amounts to 2021. The components of the deferred tax asset as of March 31, 2002 were as follows:

                                                             March 31,
                                                               2002
                                                           -------------
Benefit of net operating loss carryforwards                $ 2,947,344
Less valuation allowance                                     2,947,344
                                                           -------------
Net deferred tax asset                                     $         -
                                                           =============

As of March 31, 2002, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards, and accordingly, a valuation allowance of $2,947,344 has been established.

The benefit of net operating loss carryforwards were calculated based on an average of 34% tax rate.

NOTE 8 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At March 31, 2002, the Company has the following obligations:


Notes payable to stockholders and related parties             $1,154,033
Note payable to an affiliated company
      of the Company's stockholders                            6,250,000
                                                           --------------
Total                                                         $7,404,033
                                                           ==============

The notes payable to related parties are not collateralized, have various maturities starting in the year 2002 and ending in the year 2004, and bear interest at 5% annually.

The note payable of $6,250,000 to an affiliated company (i.e., a California Limited Liability Company owned by the principal stockholder of Viral Genetics, Inc.) arose from a patent transfer to the Company. In the balance of the notes payable to stockholders and other related parties are notes totaling $280,275, assumed as part of the merger acquisition with 5 Starliving Online, Inc.

NOTE 9 - MERGER AND ACQUISITION

On October 1, 2001, 5 Starliving Online, Inc. acquired all of the outstanding common stock of Viral Genetics, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of 5 Starliving Online, Inc with Viral Genetics, Inc. as the acquirer (reverse acquisition), wherein Viral became the continuing reporting entity for accounting purposes. The net book value of liabilities assumed was $280,275 in the form of notes payable. The historical financial statements prior to October 1, 2001 are those of Viral Genetics, Inc., and are restated for the exchange of 29,750,580 shares of common stock for the original capital stock of Viral Genetics, Inc. 5 Starliving Online, Inc. changed its name to Viral Genetics, Inc. in December, 2001.

NOTE 10 - SUBSEQUENT EVENTS

In April,  2002, the Company  announced it has submitted a New Drug  Application
(NDA) with the Mexican Department of Health, registering TNP for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities.

The Company is involved in a pending private placement of 1,500,000 units of Viral Genetics, Inc. in exchange for cancellation of $1,200,000 of liabilities owed. Each unit consists of one common share and one-half of a common share purchase warrant, with the warrants exercisable until April 2003 for cash consideration only. The transaction is still pending, and has not occurred.

On April 3, 2002, the Company sold 215,000 shares of its common stock in a private placement for $150,000 cash.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Plan of Operation

     Viral Genetics was founded in 1995 to discover, develop, and commercialize novel therapeutic and diagnostic systems for the treatment of viral diseases. Viral Genetics' core technology revolves around a biologically active linear protein, Thymus Nuclear Protein (TNP). To date, our main focus has been the development of a treatment to stop the progression of the Human Immunodeficiency Virus (HIV), which is the causative agent in AIDS. Based on Thymus Nuclear Protein's proposed mechanism of action and the results of human clinical testing, Viral Genetics believes TNP may be useful as a treatment for HIV and as a treatment for active Herpes Simplex infections (genital herpes).

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

     Viral Genetics has equipment capable of producing TNP in commercial quantities, but we lack a facility large enough for laboratory and production lines necessary for larger scale commercial production of TNP. At such time as a license is issued in Mexico or any other country for the sale and distribution of the product, we will either establish a laboratory and manufacturing facility for the product if we have sufficient capital, or contract with third party manufacturers to produce TNP. In the past we have used third party manufacturers to produce TNP used in our clinical trials. We may use the services of such manufacturers in the future for commercial production, but we have no agreement or understanding to do so at the present time. Our inability to establish facilities or manufacturing arrangements in the future to commercialize TNP would substantially impair our ability to implement our business.

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

     From 1995 through 2000, certain directors of Viral Genetics have made loans and other advances to fund operations. At March 31, 2002, we owed Haig Keledjian, an officer and director, $801,632 of principal and accrued interest, Hampar Karageozian, a director, $748,854 of principal and interest, Dr. Harry Zhabilov, a director, $643,841 of principal and accrued interest, Arthur Keledjian, a director, $1,129 of principal and accrued interest, and Eileen Hayward (the mother of Paul Hayward, an officer and director) $184,628 of principal and accrued interest. All of these loans bear interest at the rate of five percent per annum, except the loan of Eileen Hayward, which bears interest at 10 percent. Viral Genetics does not expect to be able to repay any of these obligations unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     At December 31, 2001, we had no meaningful current assets, current liabilities of $2,330,037, and long-term liabilities of $7,404,033. In April 2002, we raised $150,000 in cash from the sale of 215,000 shares of common stock in a private transaction effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person. These funds will be used for our working capital needs to fund general and administrative costs and ongoing laboratory work. Viral Genetics also entered into an agreement to convert approximately $1,200,000 of debt to equity through the issuance of up to 1,500,000 units, each unit consisting of one share of common stock and one-half warrant to purchase one-half share at $0.50, which increases to $0.625, 45 days following the date TNP is licensed for sale in Mexico. This transaction was scheduled to close on April 10, 2002, but has not closed yet and we cannot not predict when or whether the transaction will close.

     Through our subsidiary we are a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP to our subsidiary for a note in the principal amount of $5,000,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. At March 31, 2002, the principal and accrued interest on the note was $6,644,531. Viral Genetics does not expect to be able to pay this obligation unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     We estimate that we will need approximately $1,000,000 of additional capital in 2002 to fund approximately $500,000 of research and development costs, $50,000 of patent work, and $450,000 of administrative expenses and product manufacturing costs. We have raised $150,000 thus far, and have no meaningful agreements or arrangements in place to raise the additional capital. The factors, together with our existing liabilities, raise substantial doubt about our ability to continue as a going concern.

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

                           PART II. OTHER INFORMATION

Item 5.  Other Information

     Dr. Harry Zhabilov, a director and the person primarily responsible for developing our TNP product, passed away in May 2002. All of us at Viral mourn the loss of Dr. Zhabilov, and vow to continue to pursue commercialization of the products he was instrumental in developing. Management does not believe the loss of Dr. Zhabilov will have any material effect on the commercialization of TNP, since we are near the end of the testing and application process for this product. Viral Genetics intends to locate and appoint a new director to fill the vacancy left by Dr. Zhabilov's passing before the end of June 2002.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None

Exhibits:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VIRAL GENETICS, INC.


Date: May 28, 2002                            By: /s/ Haig Keledjian, President