Form 10QSB
period 2002-06-30
VIRAL GENETICS INC /DE/
filed 2002-08-19
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002 there were 38,001,273 shares of common stock outstanding.

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

           Item  2.   Management's  Discussion  and      16
           Analysis or Plan of Operation


PART II    Other Information

           Item 2.  Changes in Securities
           and Use of Proceeds                           19

           Item 5.  Other Information                    19

           Item 6.  Exhibits and Reports on Form 8-K     19

                           PART I.
               Item 1.  Financial Information

                       VIRAL GENETICS, INC.
               (FORMERLY 5 STARLIVING ONLINE, INC.)
                 (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEETS

                                                  June 30,   December 31,
                                                    2002        2001
                                                 (Unaudited)
ASSETS

 CURRENT ASSETS
  Cash                                           $         -   $         -
  Deposits                                               411             -
  Related party receivable                           150,000             -
    Total Current Assets                             150,411             -

 PROPERTY AND EQUIPMENT (NET)                        125,310       146,625

 OTHER ASSETS
  Goodwill and patents                             5,206,051     5,206,051

  TOTAL ASSETS                                   $ 5,481,772    $5,352,676


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
  Accounts payable                               $   211,071    $  167,123
  Bank overdrafts payable                              4,687         1,370
  Accrued interest                                 2,227,460     1,995,513
  Payroll taxes payable                               26,116        26,116
    Total Current Liabilities                      2,469,334     2,190,122

 LONG-TERM LIABILITIES
  Notes payable, related parties                   1,277,624     1,017,339
  Notes payable, affiliated company                6,250,000     6,250,000
    Total Long-Term Liabilities                    7,527,624     7,267,339

  TOTAL LIABILITIES                                9,996,958     9,457,461

 COMMITMENTS AND CONTINGENCIES                             -             -

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 20,000,000 shares authorized,
   $0.0001 par value; no shares issued and
   outstanding                                             -             -
  Common stock, 80,000,000 shares authorized,
    $0.0001 par value; 38,001,273 and 37,786,273
    issued and outstanding, respectively               3,800         3,779

  Additional paid-in capital                       4,423,276     4,273,297
  Deficit accumulated during development stage    (8,942,262)   (8,381,861)
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (4,515,186)   (4,104,785)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                      $ 5,481,772    $5,352,676

See notes to interim financial statements.

                                   VIRAL GENETICS, INC.
                           (FORMERLY 5 STARLIVING ONLINE, INC.)
                             (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             From
                                                                                           July 11,
                                                                                             1995
                                                                                         (Inception)
                                        Three Months Ended        Six Months Ended            to
                                             June 30,                 June 30,             June 30,
                                         2002        2001         2002          2001         2002
                                     (Unaudited)  (Unaudited)  (Unuadited)  (Unaudited)  (Unaudited)
REVENUES                              $        -   $        -   $        -   $       -    $   347,750

EXPENSES
 Research and development                  3,860        3,908        4,685       7,815      5,625,405
 Depreciation expense                     10,717       11,549       21,315      23,098        107,492
 General and administrative expenses     139,690       67,871      298,671     120,009      1,325,872
  TOTAL EXPENSES                         154,267       83,328      324,671     150,922      7,058,769

LOSS FROM OPERATIONS                    (154,267)     (83,328)    (324,671)    (150,922)   (6,711,019)

OTHER INCOME (EXPENSE)
 Interest expense                       (119,337)    (102,220)    (235,730)    (204,441)   (2,231,243)

LOSS BEFORE INCOME TAXES                (273,604)    (185,548)    (560,401)    (355,363)   (8,942,262)

INCOME TAXES                                   -            -            -            -             -

NET LOSS                              $ (273,604)  $ (185,548)  $ (560,401)  $ (355,363)  $(8,942,262)

NET LOSS FROM OPERATIONS
 PER COMMON SHARE, BASIC AND DILUTED  $    (0.01)  $      nil   $    (0.01)  $     nil

 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                   38,001,273   75,000,000   37,893,773   75,000,000

See notes to interim financial statements.

                             VIRAL GENETICS, INC.
                     (FORMERLY 5 STARLIVING ONLINE, INC.)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 July 11
                                                                                   1995
                                                                                (Inception)
                                                        Six Months Ended            to
                                                     June 30,      June 30,      June 30,
                                                       2002          2001          2002
                                                    (Unaudited)   (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (560,401)   $ (355,363)   $(8,942,262)
  Depreciation                                          21,315        23,098        107,492
  Non-cash operating expenses                                -             -          4,901
  (Increase) in deposits                                  (411)            -           (411)
  (Increase) in related party receivables             (150,000)            -       (150,000)
  Issuance of common stock for services                      -             -      2,569,801
  Increase in accrued interest                         231,947       204,441        645,106
  Increase (decrease) in accounts payable
    and accrued liabilities                             47,264        16,453        241,873
Net cash used in operations                           (410,286)     (111,371)    (5,523,500)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                   -             -       (232,702)
  Increase in patent                                         -             -     (5,206,052)
Net cash provided by (used in) investing activities          -             -     (5,438,754)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                            260,286        94,871      8,824,704
  Proceeds from sale of common stock                   150,000        16,500      2,137,550
Net cash provided by financing activities              410,286       111,371     10,962,254

Change in cash                                               -             -              -

Cash, beginning of period                                    -             -              -

Cash, end of period                                 $        -    $        -    $         -

Supplemental cash flow disclosures:

   Interest expense paid                            $        -    $        -    $         -
   Income taxes paid                                $        -    $        -    $         -

Non-cash transactions:

   Issuance of common stock for services            $        -    $        -    $ 2,569,801
   Non-cash operating expenses                      $        -    $        -    $     4,901

See notes to interim financial statements.

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business
Viral Genetics Inc. (the Company) was incorporated in California on July 11, 1995 and is in the development stage. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named Thymus Nuclear Protein (the current formulation of which is now known as and hereinafter referred to as "TNP"). This product, TNP, is used in a drug being developed to treat AIDS. Sales of this product have been limited, primarily for research purposes. The success of the Company will be based upon obtaining certain regulatory approval for its pharmaceutical product TNP to commence commercial operations. On October 1, 2001, the Company was acquired by 5 Starliving Online, Inc. See Note 9. The Company's year-end is December 31.


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

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


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

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts payable, accrued expenses and borrowings from related parties. All of the Company's financial instruments are accounted for on a historical cost basis, which approximates fair value at June 30, 2002.

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS
144. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2002.

Interim Financial Statements
The interim financial statements for the period ended June 30, 2002 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be
made.   The associated asset retirement costs are capitalized  as
part  of  the  carrying  amount of the long-lived  assets.   This
statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

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

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require certain lease modifications that have economic manner as sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

Goodwill and Patents
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, Inc. See Note 4. Therapeutic acquired notes payable, which currently amount to $6,726,563. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company has reviewed goodwill for impairment, and concluded it was not impaired at June 30, 2002.

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

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $8,942,262 through June 30, 2002. The Company is currently in need of funds to continue its research and development goals. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. At June 30, 2002, basic and diluted earnings (loss) per share were the same as there were no common stock equivalents outstanding.

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

The   following   is  a  summary  of  property,  equipment,   and
accumulated depreciation:


                                     June 30,        December 31,
                                       2002              2001

Equipment                           $  232,702       $   232,702
Less accumulated depreciation         (107,392)          (86,077)
                                    $  125,310       $   146,625

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Depreciation for the period ended June 30, 2002 was $21,315. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.


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

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


NOTE 5 - COMMITENTS AND CONTINGENCIES

Product Liability
The Company may be subjected to future claims resulting from the use of TNP, although the Company is unaware of any product-related litigation or potential claims since TNP was initially marketed. As of June 30, 2002, the Company does not have product liability insurance for TNP.

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

Joint Venture
March 25, 2001 the Company announced a mutual and joint venture agreement with New York International Commerce Group, Inc. (NYIC) to pursue distribution of TNP in China. As part of the agreement, NYIC shall assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC will be given exclusive distribution rights to TNP in China. As of June 30, 2002, no money has been spent and no income or loss has been incurred on this venture.

In April, 2002, the Company announced it has submitted a New Drug Application (NDA) with the Mexican Department of Health, registering TNP for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities. The application is pending at June 30, 2002.

The Company is involved in a pending private placement of 1,500,000 units of Viral Genetics, Inc. in exchange for cancellation of $1,200,000 of liabilities owed. Each unit consists of one common share and one-half of a common share purchase warrant, with the warrants exercisable until April 2003 for cash consideration only. The transaction is still pending, and has not occurred.

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


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

In April 2002 the Company issued 215,000 shares of common stock in a private placement for $150,000 cash.


NOTE 7 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109,
Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of June 30, 2002, the Company had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $2,100,000 that expire in varying amounts up to 2022. The components of the deferred tax asset as of June 30, 2002 were as follows:


                                                 June 30,
                                                   2002

Benefit of net operating loss carryforwards     $ 2,166,637
Less valuation allowance                          2,166,637
Net deferred tax asset                          $         -


As  of June 30, 2002, sufficient uncertainty exists regarding the
realizability   of   these  operating  loss  carryforwards,   and
accordingly,  a  valuation  allowance  of  $2,166,637  has   been
established.

The benefit of net operating loss carryforwards were calculated based on an average of 34% tax rate.

                      VIRAL GENETICS, INC.
              (Formerly 5 Starliving Online, Inc.)
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002


NOTE 8 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At June 30, 2002, the Company has the following obligations:


Notes payable to stockholders and related parties  $ 1,277,625
Note payable to an affiliated company
   of the Company's stockholders                     6,250,000
Total                                              $ 7,527,625

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

During the period ended June 30, 2002, the Company loaned $150,000 to a founder and shareholder, Dr. Zhabilov and his son, for the acquisition of a residence. The terms for this advance are being modified because of the death of Dr. Zhabilov, and new terms will be disclosed after negotiations have been completed.


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


NOTE 10 - SUBSEQUENT EVENTS

In July 2002 the Company received $100,000 as a customer deposit on a future order of the Company's product. The amount will be recognized in revenue when the product is shipped.

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

     Under a related agreement between Viral Genetics, SAVSA, and LSSA, LSSA participated in submission of the application in Mexico and will render additional services on distribution in Mexico for a fee equal to five percent of the product sales price, which will be paid and deducted from the sales price before the allocation of the 30 percent distribution fee to SAVSA. Based on communications with Mexican authorities management believes that its license for use of TNP on late-stage AIDS patients may be approved before the end of 2002. If this comes to pass, Viral Genetics will pursue similar applications in China and Africa.

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

  * The distribution rights will be for a term of 10 years, subject to renewal for an additional ten-year period based on achieving minimum sales targets of 37,500 treatments within 12 months and 62,500 within 24 months following the grant of a license.

  * Shipment of product by Viral Genetics in bulk to a processing facility located in or near the territory covered by the license.

  * Distribution of product by NYCG in the territory at its cost.

  * Payment of a distribution fee to NYCG equal to 37 percent of gross profit from sale of the product, which is the greater of the sales price charged by Viral Genetics to NYCG and the sales price charged by NYGC to third parties, reduced by the base cost of the product as determined in accordance with generally accepted accounting principles.

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

     Viral Genetics is now working through a draft of an investigational new drug application to the FDA. We need to complete certain laboratory work on TNP before filing the application. We do not expect to file the FDA application until 2003, and then only if we have sufficient capital to complete required laboratory work.

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

     From 1995 through 2000, certain directors of Viral Genetics have made loans and other advances to fund operations. At June 30, 2002, we owed Haig Keledjian, an officer and director, $889,069 of principal and accrued interest; Hampar Karageozian, a director, $758,099 of principal and interest; the estate of Dr. Harry Zhabilov, $651,789 of principal and accrued interest, Arthur Keledjian, a director, $1,143 of principal and accrued interest, and Eileen Hayward (the mother of Paul Hayward, an officer and director) $189,131 of principal and accrued interest. All of these loans bear interest at the rate of five percent per annum, except the loan of Eileen Hayward, which bears interest at 10 percent. Viral Genetics does not expect to be able to repay any of these obligations unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     At June 30, 2002, we had current assets of $150,411, current liabilities of $2,469,334, and long-term liabilities of $7,527,624. In April 2002, we raised $150,000 in cash from the sale of 215,000 shares of common stock in a private transaction effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person. These funds will be used for our working capital needs to fund general and administrative costs and ongoing laboratory work.

     Through our subsidiary we are a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP to our subsidiary for a note in the principal amount of $5,000,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. At June 30, 2002, the principal and accrued interest on the note was $6,726,563. Viral Genetics does not expect to be able to pay this obligation unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     We estimate that we will need approximately $1,300,000 of additional capital in 2002 to fund approximately $500,000 of research and development costs, $50,000 of patent work, and $750,000 of administrative expenses and product manufacturing costs. We have raised $150,000 from the sale of stock and $209,000 in advances from a stockholder during the first six months of 2002, and have no meaningful agreements or arrangements in place to raise the additional capital. The factors, together with our existing liabilities, raise substantial doubt about our ability to continue as a going concern.

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

                   PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In April 2002, we raised $150,000 in cash from the sale of 215,000 shares of common stock to Southwest Land Trust &
Investment in a private transaction effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person.

Item 5.  Other Information

     By letter dated August 13, 2002, Viral Genetics was advised the Securities and Exchange Commission issued a formal order of investigation through the Northeast Regional Office of the Commission, which Viral Genetics believes pertains to press releases and other information that has been publicly disseminated about Viral Genetics. We intend to cooperate with the Securities and Exchange Commission in the investigation.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None

Exhibits: Included as Exhibit No. 99.1 is the Certificate required by the Sarbanes-Oxley Act of 2002.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VIRAL GENETICS, INC.


Date: August 19, 2002       By: /s/ Haig Keledjian, President