Form 10QSB
period 2002-09-30
VIRAL GENETICS INC /DE/
filed 2002-11-20
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2002 there were 39,655,300 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                              VIRAL GENETICS, INC.

                                      INDEX
                                                                           Page
PART I.        Item 1.  Financial Information                               3

               Consolidated Balance Sheets                                  3

               Consolidated Statements of Operations                        4

               Consolidated Statements of Cash Flows                        5

               Notes to Consolidated Financial Statements                   6

               Item 2.  Management's  Discussion  and Analysis or Plan     17
               of Operation

               Item 3.  Controls and Procedures                            20

PART II        Other Information                                           20

               Item 2.  Changes in Securities and Use of Proceeds          20

               Item 5.  Other Information                                  21

               Item 6.  Exhibits and Reports on Form 8-K                   21

SIGNATURES                                                                 21

                               VIRAL GENETICS, INC.
                       (FORMERLY 5 STARLIVING ONLINE, INC.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                        September     December
                                                         30, 2002     31, 2001
                                                       (Unaudited)
                                                       ------------ ------------
ASSETS

  CURRENT ASSETS
    Cash                                                         -            -
    Deposits                                                   410            -
    Related party receivable                               158,038            -
                                                       ------------ ------------
     Total Current Assets
                                                           158,448            -
  PROPERTY AND EQUIPMENT (NET)                             114,273      146,625

  OTHER ASSETS
    Goodwill and patents                                 5,206,051    5,206,051
                                                       ------------ ------------
    TOTAL ASSETS                                         5,478,772    5,352,676
                                                       ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                                   $   213,992  $   167,123
    Bank overdrafts payable                                 16,391        1,370
    Accrued interest                                     2,304,047    1,995,513
    Payroll taxes payable                                   26,116       26,116
    Other current liability                                100,000            -
                                                       ------------ ------------
     Total Current Liabilities                           2,660,546    2,190,122
                                                       ------------ ------------
  LONG-TERM LIABILITIES
    Notes payable, related parties                         629,307    1,017,339
    Notes payable, affiliated company                    6,250,000    6,250,000
                                                       ------------ ------------
     Total Long-Term Liabilities                         6,879,307    7,267,339
                                                       ------------ ------------
    TOTAL LIABILITIES                                    9,539,853    9,457,461
                                                       ------------ ------------
  COMMITMENTS AND CONTINGENCIES                                  -            -
                                                       ------------ ------------
  STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 20,000,000 shares authorized,
     $0.0001 par value; no shares issued and
     outstanding                                                 -            -
    Common stock, 80,000,000 shares authorized,
     $0.0001 par value; 39,655,300 and 37,786,273
     issued and outstanding, respectively                    3,965        3,779
    Additional paid-in capital                           5,647,091    4,273,297
    Common stock warrants                                   99,242            -
    Deficit accumulated during development stage        (9,811,379)  (8,381,861)
                                                       ------------ ------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (4,061,081)  (4,104,785)
                                                       ------------ ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $ 5,478,772  $ 5,352,676
                                                       ============ ============

                         See notes to interim financial statements.

                                              VIRAL GENETICS, INC.
                                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        From
                                                                                                      July 11,
                                               Three Months Ended          Nine Months Ended            1995
                                                 September 30,               September 30,          (Inception)
                                             ------------------------------------------------------ to September
                                                2002          2001          2002          2001        30, 2002
                                             (Unaudited)   (Unaudited)   (Unuadited)  (Unaudited)    (Unaudited)
                                             ------------  ------------  ------------ ------------- -------------
REVENUES                                     $         -   $         -   $         -  $          -  $    347,750
                                             ------------  ------------  ------------ ------------- -------------
EXPENSES
   Research and development                       18,998       488,919        23,683       496,734     5,644,503
   Depreciation expense                           11,037        11,549        32,352        34,647       118,429
   General and administrative expenses           724,250        83,605     1,022,936       203,614     2,050,137
                                             ------------  ------------  ------------ ------------- -------------
      TOTAL EXPENSES                             754,285       584,073     1,078,971       734,995     7,813,069
                                             ------------  ------------  ------------ ------------- -------------

LOSS FROM OPERATIONS                            (754,285)     (584,073)   (1,078,956)     (734,995)   (7,465,319)

OTHER INCOME (EXPENSE)
   Interest expense                             (114,817)     (102,220)     (350,547)     (306,661)   (2,346,060)
                                             ------------  ------------  ------------ ------------- -------------

LOSS BEFORE INCOME TAXES                        (869,102)     (686,293)   (1,429,518)   (1,041,656)   (9,811,379)

INCOME TAXES                                           -             -             -             -             -
                                             ------------  ------------  ------------ ------------- -------------

NET LOSS                                     $  (869,102)  $  (686,293)  $(1,429,518) $ (1,041,656) $ (9,811,379)
                                             ============  ============  ============ ============= =============
NET LOSS
   PER COMMON SHARE, BASIC AND DILUTED       $     (0.02)  $     (0.02)  $     (0.04) $      (0.04)
                                             ============  ============  ============ =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING,
   BASIC AND DILUTED                          39,655,300    29,750,580    38,484,282    29,750,580
                                             ============  ============  ============ =============

                         See notes to interim financial statements.

                              VIRAL GENETICS, INC.
                      (FORMERLY 5 STARLIVING ONLINE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             From
                                                                            July 11,
                                                    Nine Months Ended        1995
                                                      September 30,       (Inception)
                                                ------------------------- to September
                                                   2002         2001        30, 2002
                                                (Unuadited)  (Unaudited)  (Unaudited)
                                                ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                    $(1,429,518) $(1,041,656) $(9,811,364)
    Depreciation                                     32,352       34,647      118,529
    Non-cash operating expenses                           -            -        4,901
    (Increase) in deposits                             (410)           -         (410)
    (Increase) in related party receivables        (158,038)           -     (158,038)
    Decrease in inventory                                 -      485,010            -
    Issuance of common stock for services                 -       31,468    2,569,801
    Issuance of common stock for expenses paid
      by third party                                593,947            -      593,947
    Increase in accrued interest                    308,534      306,661      721,693
    Increase (decrease) in accounts payable
      and accrued liabilities                       333,463       24,679      528,057
                                                ------------ ------------ ------------
Net cash used in operations                        (319,670)    (159,191)  (5,432,884)
                                                ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                              -       (3,773)    (232,702)
    Increase in patent                                    -            -   (5,206,052)
                                                ------------ ------------ ------------
Net cash provided by (used in) investing
  activities                                              -       (3,773)  (5,438,754)
                                                ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                     309,905      150,624    8,874,323
    Payments on notes payable                      (140,235)     (12,410)    (140,235)
    Proceeds from sale of common stock              150,000       24,750    2,137,550
                                                ------------ ------------ ------------
Net cash provided by financing activities           319,670      162,964   10,871,638
                                                ------------ ------------ ------------

Change in cash                                            -            -            -

Cash, beginning of period                                 -            -            -
                                                ------------ ------------ ------------

Cash, end of period                             $         -  $         -  $         -
                                                ============ ============ ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest expense paid                       $         -  $         -  $         -
                                                ============ ============ ============
    Income taxes paid                           $         -  $         -  $         -
                                                ============ ============ ============

NON CASH TRANSACTIONS:

    Issuance of common stock for services       $         -  $    31,468  $ 2,569,801
    Non-cash operating expenses                 $         -  $         -  $     4,901
    Issuance of common stock for debt paid by
      third party                               $   593,947  $         -  $   593,947
    Issuance of common stock for notes payable  $   729,275  $         -  $   729,275

                         See notes to interim financial statements.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts payable, accrued expenses and borrowings from related parties. All of the Company's financial instruments are accounted for on a historical cost basis, which approximates fair value at September 30, 2002.

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The
Company adopted SFAS 144. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2002.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements
The interim financial statements for the period ended September 30, 2002 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Pronouncements
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the non-amortization provision of SFAS No. 142 is expected to result in no change in reported earnings.

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

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 44, and 64, Amendment of SFAS No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 44, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, SFAS No. 64, which amended SFAS No. 44, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to require certain lease modifications that have economic manner as sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective December 31. 2002, with early adoption encouraged. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Patents
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, Inc. See Note 4. Therapeutic acquired notes payable, which currently amount to $6,808,594. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company tested goodwill for impairment at the December 31, 2001 audit, and concluded it was not impaired. It will be tested again at the December 31, 2002 audit.

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

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $9,811,379 through September 30, 2002. The Company is currently in need of funds to continue its research and development goals. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss)
available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2002, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued

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

The following is a summary of property, equipment, and accumulated depreciation:


                                             September 30,        December 31,
                                                 2002                 2001
                                           -----------------    ----------------

Equipment                                        $ 232,702            $ 232,702
Less accumulated depreciation                     (118,429)             (86,077)
                                           -----------------    ----------------
                                                 $ 114,273            $ 146,625
                                           =================    ================

Depreciation for the period ended September 30, 2002 was $32,352. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Product Liability
The Company may be subjected to future claims resulting from the use of TNP, although the Company is unaware of any product-related litigation or potential claims since TNP was initially marketed. As of September 30, 2002, the Company does not have product liability insurance for TNP.

Investment Banking Agreement
In November 2001, the Company signed an agreement with Burlington Capital Markets, Inc. ("Burlington"), whereby Burlington would provide strategic relationships and assistance in connection with future financing of the Company in exchange for a combination of cash payments, common stock and stock warrants. In the quarter ended March 31, 2002, management determined that Burlington has not complied with the provisions of the agreement. Accordingly, the Company has neither paid nor accrued any fees to Burlington.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Joint Venture
March 25, 2001 the Company announced a mutual and joint venture agreement with New York International Commerce Group, Inc. ("NYIC") to pursue distribution of TNP in China. As part of the agreement, NYIC shall assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC will be given exclusive distribution rights to TNP in China. As of September 30, 2002, no money has been spent and no income or loss has been incurred on this venture.

In April 2002,  the Company  announced it has  submitted a New Drug  Application
(NDA) with the Mexican Department of Health, registering TNP for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities. The application is pending at September 30, 2002.

Other Current Liabilities
In July 2002, the Company received $100,000 from a third party. The money will be used for the future development and distribution of TNP in Mexico.


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

In April 2002 the Company issued 215,000 shares of common stock in a private placement for $150,000 cash. In July 2002, the Company issued 1,654,027 units of stock at $0.80 per unit for $593,947 of debt paid by a third party and $729,275 of notes payable. The units of stock consist of one share of common stock and a warrant to purchase one-half share of common stock.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

The warrants have an exercise price of $1.00 per share that will expire on June 6, 2003. If the warrants are not exercised within 45 days following the date on which the Mexican government issues a license or permit for the sale of TNP in Mexico, then the exercise price automatically increases to $1.25 per share. The market value of the Company's stock was $0.74 a share on the date of their issuance and the warrants were valued at $0.06 a share.


NOTE 7 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of September 30, 2002, the Company had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $7,200,000 that expire in varying amounts up to 2022. The components of the deferred tax asset as of September 30, 2002 were as follows:

                                                             September
                                                             30, 2002
                                                           --------------

Benefit of net operating loss carryforwards                  $ 2,491,810
Less valuation allowance                                       2,491,810
                                                           --------------
Net deferred tax asset                                       $         -
                                                           ==============

As  of  September  30,  2002,   sufficient   uncertainty  exists  regarding  the
realizability  of  these  operating  loss  carryforwards,   and  accordingly,  a
valuation allowance of $2,491,810 has been established.

The benefit of net operating loss carryforwards were calculated based on an average of 34% tax rate.

                              VIRAL GENETICS, INC.
                      (Formerly 5 Starliving Online, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 8 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At September 30, 2002, the Company has the following obligations:


Notes payable to stockholders and related parties             $  629,307
Note payable to an affiliated company
      of the Company's stockholders                            6,250,000
                                                           --------------
Total                                                         $6,879,307
                                                           ==============

The notes payable to related parties are not collateralized, have various maturities starting in the year 2002 and ending in the year 2004, and bear interest at 5% annually.

The note payable of $6,250,000 to an affiliated company (i.e., a California Limited Liability Company owned by the principal stockholder of Viral Genetics, Inc.) arose from a patent transfer to the Company. Two directors and principal stockholders of the Company are also principal stockholders of the affiliated company.

During the period ended June 30, 2002, the Company loaned $150,000 to a founder and shareholder, Dr. Zhabilov and his son, for the acquisition of a residence. The terms for this advance are being modified because of the death of Dr. Zhabilov, and new terms will be disclosed after negotiations have been completed.

In June 2002, the Company issued shares of common stock to Top Hat Investment, Inc. for notes payable totaling $729,275. Notes payable included in this aforementioned transaction included those the Company acquired during its merger with 5-Starliving Online, Inc. in October 2001. (See Notes 9 and 6.)


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

     Viral Genetics applied for registration of TNP in Mexico for use on late-stage AIDS patients in the beginning of 2002. The issuance of a license under this application would permit Viral Genetics to sell its product for use on late-stage AIDS patients in Mexico. We also filed in Mexico an application for an expanded human clinical trial on patients in earlier stages of HIV-AIDS. The purpose of this trial is to determine the efficacy of TNP on patients in the early stages of the disease. We have yet to obtain a license or approval of any kind from Mexico and cannot predict when, if ever, such a license might be issued.

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

     From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations. At September 30, 2002, we owed Haig Keledjian, an officer and director, $892,731 of principal and accrued interest; Hampar Karageozian, a director, $767,344 of principal and interest; the estate of Dr. Harry Zhabilov, $659,738 of principal and accrued interest, and Arthur Keledjian, a director, $2,657 of principal and accrued interest. All of these loans bear interest at the rate of five percent per annum. Viral Genetics does not expect to be able to repay any of these obligations unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     At September 30, 2002, we had current assets of $158,448, current liabilities of $2,660,546, and long-term liabilities of $6,879,307. In July 2002, Viral Genetics issued 1,654,027 units (consisting of common stock and common stock purchase warrants) to Top Hat Investments of Toronto, Ontario, Canada in exchange for cancellation of $1,323,222 of debt obligations payable to Top Hat Investments that represented funds advanced to or for Viral Genetics to support operations in the total amount of $1,042,947, $499,000 of direct cash advances, and outstanding Viral Genetics notes in the amount of $280,275 issued to a third party that was acquired by Top Hat Investments.

     Through our subsidiary we are a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP to our subsidiary for a note in the principal amount of $5,000,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. At September 30, 2002, the principal and accrued interest on the note was $6,808,594. Viral Genetics does not expect to be able to pay this obligation unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     We estimate that we will need approximately $1,000,000 of additional capital over the next 12 months to fund approximately $500,000 of research and development costs, $50,000 of patent work, and $450,000 of administrative expenses and product manufacturing costs. We have no meaningful agreements or arrangements in place to raise the additional capital. This factor, together with our lack of revenue and existing liabilities, raise substantial doubt about our ability to continue as a going concern.

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

Item 3.  Controls and Procedures

     With the participation of management, Viral Genetic's chief executive and financial officer evaluated its disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive and financial officer concluded that the disclosure controls and procedures are effective in connection with Viral Genetic's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.

     Subsequent to September 30, 2002 through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in Viral Genetic's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On July 24, 2002, Viral Genetics, Inc., completed the conversion of certain debt obligations to equity. From April 2001 to July 2002, Top Hat Investments Inc. of Toronto, Ontario, Canada, advanced funds to or for Viral Genetics to support operations in the total amount of $1,042,947, which includes $499,000 of direct cash advances. Top Hat Investments also acquired outstanding Viral Genetics notes in the amount of $280,275. All of these obligations were cancelled in the exchange. Top Hat Investments is a private investment firm owned by one or more private Canadian investors.

     Viral Genetics issued 1,654,027 units to Top Hat Investments in exchange for cancellation of $1,323,222 of debt obligations payable to Top Hat Investments. Each unit consists of one share of common stock and a warrant to purchase one-half share of common stock. Consequently, Viral Genetics issued to Top Hat Investments 1,654,027 shares of common stock and warrants to purchase 827,013 shares of common stock at an exercise price of $1.00 per share that expire June 16, 2003. If the warrant is not exercised within 45 days following the date on which the Mexican government or authorized agency thereof issues a license, permit, or other authorization for the sale of our Thymus Nuclear Protein product in Mexico, then the exercise price automatically increases to $1.25 per share. Viral Genetics was subsequently advised by Top hat Investments that it assigned the warrants to purchase 827,013 to one or more unidentified third parties.

     On October 1, 2002, Viral Genetics terminated the pursuit of any further financing through Top Hat Investments or any of its affiliates in order to focus its efforts on seeking financing from other private sources.

     The foregoing transaction was effected in reliance on the safe harbor exclusion from registration set forth in Regulation S adopted under the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person.

Item 5.  Other Information

     Paul Hayward has resigned his positions as an officer and director of Viral Genetics. The executive officers and directors of Viral Genetics are now Haig Keledjian, Dr. Hampar Karageozian, and Arthur Keledjian.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: On August 23, 2002 (as amended September 25, 2002) Viral Genetics reported on Form 8-K under "Item 5. Other Events" the sale of units to Top Hat Investments Inc., described above under Item 2 of Part II.

Exhibits:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VIRAL GENETICS, INC.


Date: November 18, 2002              By: /s/ Haig Keledjian, Chief Executive and
                                         Financial Officer


          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

     In connection with the Quarterly Report of Viral Genetics, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Haig Keledjian, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: November 18, 2002              By: /s/ Haig Keledjian, Chief Executive and
                                         Financial Officer

                                  CERTIFICATION

I, Haig Keledjian, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Viral Genetics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002                  /s/ Haig Keledjian, Chief Executive and
                                         Financial Officer