Form 10KSB
period 2002-12-31
VIRAL GENETICS INC /DE/
filed 2003-05-01
CIK 1091326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended December 31, 2002

[   ] Transition report under section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from _____________ to _______________.

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

The aggregate market value of the issuer's voting stock held as of April 22, 2003, by non-affiliates of the issuers was $3,572,044.

As of March 31, 2003, the issuer had 40,723,137 shares of its common stock outstanding.

Transitional Small Business Format:   Yes [  ]   No [ X ]

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

Part I

1.    Description of Business                                                3
2.    Description of Properties                                              8
3.    Legal Proceedings                                                      8
4.    Submission of Matters to a Vote of Security Holders                    8

Part II

5.    Market for Common Equity and Related Stockholder Matters               9
6.    Management's Discussion and Analysis or Plan of Operation              9
7.    Financial Statements                                                  12
8.    Changes in and Disagreements with Accountants                         12
      on Accounting and Financial Disclosure

Part III

9. Directors, Executive Officers, Promoters and Control 12 Persons; Compliance with Section 16(a) of the Exchange Act
10.   Executive Compensation                                                13
11.   Security Ownership of Certain Beneficial Owners and Management        13
12.   Certain Relationships and Related Transactions                        14
13.   Exhibits and Reports on Form 8-K                                      15
14.   Controls and Procedures                                               15



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

                                     PART I
                        Item 1. Description of Business.

General

     Viral Genetics, Inc., was incorporated on June 8, 1998 under the laws of the state of Delaware. In April 2001, we entered into an agreement to acquire Viral Genetics, Inc., a California corporation ("VGI"), which was revised by a new agreement in September 2001. Under the new agreement we acquired in October 2001 all of the outstanding capital stock of VGI for 29,750,580 shares of our common stock, or approximately 78.7 percent of our then issued and outstanding shares. There was no affiliation between Viral Genetics and VGI or any of its officers, directors, and controlling stockholders prior to the acquisition.

     VGI was founded in 1995 to discover, develop, and commercialize novel therapeutic and diagnostic systems for the treatment of viral diseases. Viral Genetics' core technology revolves around a biologically active linear protein, Thymus Nuclear Protein (TNP). To date, our main focus has been the development of a treatment to stop the progression of the Human Immunodeficiency Virus
(HIV), which is the causative agent in AIDS. Based on Thymus Nuclear Protein's proposed mechanism of action and the results of human clinical testing, Viral
Genetics believes TNP may be useful as a treatment for HIV and possibly other viral infections.

     Viral Genetics was originally formed under the name Hitech Investments Inc., for the purpose of pursuing certain high technology opportunities and alliances and to assist in the establishment and development of an Internet electronic search engine venture. We had no active business operations until April 1999, when we changed our name to 5 Starliving Online, Inc., and began pursing a business plan to implement an e-commerce luxury item auction site, which was abandoned at the beginning of 2001.

Product Technology

     The Human Immunodeficiency Virus ("HIV") and the clinical condition it causes known as Acquired Immunodeficiency Syndrome ("AIDS") was first described in 1981, and currently approximately 40 million people are HIV positive. AIDS is the leading cause of death in Africa and the fourth leading cause globally.

     There are approximately 15 anti-retro viral agents available for the treatment of HIV-AIDS. There are two main categories of agents, reverse transcriptse inhibitors ("RTI"), and protease inhibitors ("PI"). Combination therapy with two or more of these drugs, which has become the standard of care for HIV, slows multiplication of the virus and delays onset of AIDS. Combination anti-retro viral therapies, however, do not cure HIV infection or cure AIDS. These drug regimens are complex, requiring ten or more pills a day, expensive, costing upwards of $15,000 per patient in the United States, and have gastro intestinal, neurological, and hematological side effects that adversely impact the quality of life. Furthermore, HIV patients who use the drugs for a long period of time develop resistance to the drugs, so that the drugs become less effective in delaying the onset of AIDS.

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

     Viruses must invade a host cell in order to reproduce. In the case of HIV-1, the host cell is usually a type of white blood cell known as a T cell, which is responsible for defending the human body against the various types of infection. It is believed that the process by which HIV binds with and enters T cells involves two proteins on the surface of the HIV-1 virus (known as GP120 and GP41) and two receptors on the surface of the T cell (CD4 and chemokine receptors). Once inside the T cell, the HIV virus uses the T cell's metabolic machinery to produce millions of new viruses. The T cell eventually bursts open and the new HIV particles go on to infect and kill more T cells. HIV is so detrimental to the human host because T cells play an important role in the body's response to infection. As more and more T cells are destroyed over time, the immune system weakens and the body is left defenseless against secondary, opportunistic infections.

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

     Viral Genetics spent approximately $617,855 on development of TNP in calendar year 2002, compared to approximately $498,749 spent on development in 2001. We estimate we will spend an additional $650,000 in 2003, on product testing and development. As a result of this development work and completion of the clinical trials described above, Viral Genetics applied for registration of TNP in Mexico for use on late-stage AIDS patients in the beginning of 2002. The issuance of a license under this application would permit Viral Genetics to sell its product for use on late-stage AIDS patients in Mexico. We also filed in Mexico an application for an expanded human clinical trial on patients in earlier stages of HIV-AIDS. The purpose of this trial is to determine the efficacy of TNP on patients in the early stages of the disease. The application was presented in Mexico through Soluciones Avanzadas Para La Salud, S.A. De C.V. ("SAVSA"), and Labortorios Senosiain, S.A. de C.V. ("LSSA"). Our application for expanded clinical trials on early stage patients and our application for registration of TNP in Mexico are pending.

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

     Viral Genetics entered into an agreement on March 25, 2002, with New York International Commerce Group, Inc. ("NYCG"), to pursue distribution of TNP in China. As part of the agreement, NYCG will assist Viral Genetics in securing a State Drug Administration certification from the Chinese government, after which NYCG will distribute product in China. Viral Genetics filed the application for this license in China in 2002, which is now being held in abeyance until we perform further testing. If the license is not granted within one year following submission of the application, Viral Genetics may terminate the agreement at its option; provided, that NYCG's rights will continue under the agreement if Viral Genetics conducts further testing or takes other steps after the initial year to obtain the license from China. We are now pursuing additional clinical trials in

China, which may extend the term of our agreement with NYCG. NYCG also has the exclusive right to pursue applications in other countries, which are Japan, Korea, Taiwan, Hong Kong, Malaysia, Indonesia, Singapore, and Thailand. Once a license is granted, NYCG is required to use its reasonable best efforts to arrange for manufacture of product in China, provided that all manufacturing costs will be borne by Viral Genetics. NYCG has the exclusive right after a license is granted to market the product under the terms of a definitive distribution agreement to be entered into by the parties. The terms of this definitive agreement will include the following.

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

     Viral Genetics is now working through a draft of an Investigational New Drug application ("IND") to the FDA. We need to complete certain laboratory work on TNP before filing the IND. We cannot predict when we will be able to file the FDA application, because the filing depends on our ability to obtain sufficient capital to complete required laboratory work.

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

     Viral Genetics, Inc., a California corporation and our subsidiary ("VGI"), is a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP, a protein used or useful for the treatment of infectious deceases, to VGI for a note in the principal amount of $6,250,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. The stockholders of Therapeutic Genetics are all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. At December 31, 2002, the principal and accrued interest on the note was $6,890,625.

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

Employees

     We  presently  have  one  full-time   executive  officer,   one  management
consultant, one full time office person, and one full time researcher.

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

        Item 4. Submission of Matters to a Vote of Securities Holders.

     No matter was submitted to a vote of security holders in the fourth calendar quarter of 2002.

                                     PART II
        Item 5. Market for Common Equity and Related Stockholder Matters.

     Viral Genetics' common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "VRAL". As of March 31, 2003, we had approximately 122 shareholders of record.

     The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Calendar Quarter Ended             High Bid ($)               Low Bid ($)

March 31, 2001                         3.16                      0.88
June 30, 2001                          3.35                      0.81
September 30, 2001                     3.45                      0.38
December 31, 2001                      1.94                      0.81

March 31, 2002                         1.45                      0.89
June 30, 2002                          1.35                      0.35
September 30, 2002                     0.92                      0.27
December 31, 2002                      0.37                      0.08

     Since its inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     In December 2002 Viral Genetics entered into a business and finance consulting agreement with Voluto Ventures, LLC. As compensation for services under the agreement, the Company sold to Voluto Ventures in December 2002 1,000,000 shares of common stock at a price of $0.01 per share, or a total of $10,000. Viral Genetics recognized $140,000 of expense on the stock issuance. Over the two-year term of the agreement, Viral Genetics is obligated to sell to Voluto Ventures at the end of each calendar quarter an additional 250,000 shares of common stock at a price of $0.01 per share, or a total of $2,500, unless terminated in accordance with the terms and conditions of the agreement.

     In December 2002 Viral Genetics also issued 67,837 shares of common stock to Biocomm Communication, Inc., a consultant, as compensation for services valued at $15,000.

     The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

      Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     In April 2001, Viral Genetics entered into an agreement to acquire Viral Genetics, Inc., a California corporation ("VGI"), which was revised by a new agreement in September 2001. Under the new agreement we acquired in October 2001 all of the outstanding capital stock of VGI for 29,750,580 shares of our common stock, or approximately 78.7 percent of our then issued and outstanding shares. There was no affiliation between Viral Genetics and VGI or any of its officers, directors, and controlling stockholders prior to the acquisition.

     VGI was founded in 1995 to discover, develop, and commercialize novel therapeutic and diagnostic systems for the treatment of viral diseases. Viral Genetics' core technology revolves around a biologically active linear protein, Thymus Nuclear Protein (TNP). To date, our main focus has been the development of a treatment to stop the progression of the Human Immunodeficiency Virus
(HIV), which is the causative agent in AIDS. Based on Thymus Nuclear Protein's proposed mechanism of action and the results of human clinical testing, Viral
Genetics believes TNP may be useful as a treatment for HIV and possibly other viral infections.

     VGI is a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP to VGI for a note in the principal amount of $6,250,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. The stockholders of Therapeutic Genetics are all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. At December 31, 2002, the principal and accrued interest on the note was $6,890,625. Viral Genetics does not expect to be able to pay this obligation unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

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

     Viral Genetics applied for registration of TNP in Mexico for use on late-stage AIDS patients in the beginning of 2002. The issuance of a license under this application would permit Viral Genetics to sell its product for use on late-stage AIDS patients in Mexico. We also filed in Mexico an application for an expanded human clinical trial on patients in earlier stages of HIV-AIDS. The purpose of this trial is to determine the efficacy of TNP on patients in the early stages of the disease. Both of these applications are pending.

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

     Viral Genetics entered into an agreement on March 25, 2002, with New York International Commerce Group, Inc. ("NYCG"), to pursue distribution of TNP in China. As part of the agreement, NYCG will assist Viral Genetics in securing a state drug administration certification from the Chinese government, after which NYCG will distribute product in China. Viral Genetics filed the application for this license in China in 2002, which is now being held in abeyance until we perform further testing. If the license is not granted within one year following submission of the application, Viral Genetics may terminate the agreement at its option; provided, that NYCG's rights will continue under the agreement if Viral Genetics conducts further testing or takes other steps after the initial year to obtain the license from China. We are now pursuing additional clinical trials in China, which may extend the term of our agreement with NYCG. NYCG also has the exclusive right to pursue applications in other countries, including Japan, Korea, Taiwan, Hong Kong, Malaysia, Indonesia, Singapore, and Thailand. Once a license is granted, NYCG is required to use its reasonable best efforts to arrange for manufacture of product China, provided that all manufacturing cost will be borne by Viral Genetics. NYCG has the exclusive right after a license is granted to market the product under the terms of a definitive distribution agreement to be entered into by the parties. The terms of this definitive agreement will include the following.

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

     Viral Genetics is now working through a draft of an investigational new drug application to the FDA. We need to complete certain laboratory work on TNP before filing the application. We cannot predict when we will be able to file the FDA application, because the filing depends on our ability to obtain sufficient capital to complete required laboratory work.

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

     On July 24, 2002, Viral Genetics completed the conversion of certain debt obligations to equity. Viral Genetics issued 1,654,027 units to Top Hat Investments Inc., of Toronto, Ontario, Canada, in exchange for cancellation of $1,323,222 of debt obligations payable to Top Hat Investments. Top Hat

Investments is a private investment firm owned by one or more private Canadian investors, the names of whom have not been disclosed to Viral Genetics, and its president is Phillip W. Knight. Each unit consists of one share of common stock and a warrant to purchase one-half share of common stock. Consequently, Viral Genetics issued to Top Hat Investments 1,654,027 shares of common stock and warrants to purchase 827,013 shares of common stock at an exercise price of $1.00 per share that expire June 6, 2003. If the warrant is not exercised within 45 days following the date on which the Mexican government or authorized agency thereof issues a license, permit, or other authorization for the sale of our TNP product in Mexico, then the exercise price automatically increases to $1.25 per share. Viral Genetics was subsequently advised by Top hat Investments that it assigned the warrants to purchase 827,013 to one or more unidentified third parties. Viral Genetics has not received the assigned warrants for transfer to the new holders as of the date of this report. Since April 2001, Top Hat Investments advanced funds to or for Viral Genetics to support operations in the total amount of $1,042,947, which includes $499,000 of direct cash advances. Top Hat Investments also acquired outstanding Viral Genetics notes in the amount of $280,275. All of these obligations were cancelled in the exchange.

     From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations. At December 31, 2002, we owed Haig Keledjian, an officer and director, $881,317 of principal and accrued interest, Hampar Karageozian, a director, $783,648 of principal and interest, the Estate of Dr. Harry Zhabilov, a former director, $509,648 of principal and accrued interest, and Arthur Keledjian, a director $2,671 of principal and accrued interest. All of these loans bear interest at the rate of five percent per annum. Viral Genetics does not expect to be able to repay any of these obligations unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     At December 31, 2002, we had $410 of current assets, current liabilities of $6,909,975, and long-term liabilities of $2,643,416. We estimate that we will need approximately $1,000,000 of additional capital in 2003 to fund approximately $650,000 of research and development costs, $50,000 of patent work, and $300,000 of administrative expenses and product manufacturing costs. We have no meaningful agreements or arrangements in place to raise the additional capital. These factors, together with our existing liabilities, raise substantial doubt about our ability to continue as a going concern.

                          Item 7. Financial Statements.

     The financial statements of Viral Genetics appear at the end of this report beginning with the Index to Financial Statements on page 19.

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

Name                      Age   Positions                         Since

Haig Keledjian            41    President, Secretary, and         October 2001
                                Director

Hampar Karageozian        62    Director                          October 2001

Arthur Keledjian          36    Director                          October 2001

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

Key Consultant

     In November 2002, Viral Genetics retained the services of Michael Capizzano as a management consultant to assist with business and corporate development, the advancement of our applications in Mexico and China, and to provide other corporate consulting services. From September 1999 to September 2002, he was self-employed as a business consultant. From September 1999 to the present Mr. Capizzano has been a principal owner of Everbloom Mushrooms Inc., a private corporation engaged in the business of agricultural technology related to specialty food manufacturing and distribution. Prior to September 1999, Mr. Capizzano was employed as a credit analyst with Newcourt Financial Ltd., of Toronto, Ontario.

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

                         Item 10. Executive Compensation

Annual Compensation

     No executive officer of Viral Genetics received any compensation during the year ended December 31, 2002. Haig Keledjian, our president, has served without compensation and without any agreement or arrangement for compensation. Viral Genetics expects that it will negotiate a compensation package for Mr. Keledjian covering past and future service at such time that Viral Genetics has sufficient working capital to do so.

Stock Options

     There are no stock options issued or outstanding for any of the Named Executive Officers of Viral Genetics. Viral Genetics has not adopted any stock option or other compensation plans for its executive officers.

   Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 1, 2003, the number and percentage of the 40,723,137 outstanding shares of common stock which, according to the information supplied to Viral Genetics, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers of Viral Genetics as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                             Common              Percent
Name and Address                             Shares              of Class

Haig Keledjian (1)(2)                      16,585,950              40.7
905 Mission Street
South Pasadena, CA 91030

Hampar Karageozian (1)                     5,941,509               14.6
31021 Marbella Vista
San Juan Capistrano, CA 92675

Arthur Keledjian (1)                          -0-                  -0-
905 Mission Street
South Pasadena, CA 91030

Dr. Alberto Osio                           2,380,046               5.8
Gobemador Ignacio
Esteva 71 Mexico 11850 D.F.

Caribou Investments, Inc. (3)              2,073,000               5.1
Gubemador Ignacio
Esteva 70, Mexico 11850 D.F.

All officers and directors (3 persons)    22,531,459              55.3


(1)  Officer or Director of Viral Genetics.

(2) Haig Keledjian holds 1,109,697 shares personally. He holds 5,932,761 shares as Trustee for an irrevocable voting trust for the benefit of his children, 5,932,761 shares as Trustee for an irrevocable voting trust for the benefit of the children of Dr. Harry Zhabilov, 2,188,403 shares as Trustee for an irrevocable trust established for a group of private investors, and 1,422,328 shares as Trustee for an irrevocable trust established for a group of Mr. Keledjian's family members. Mr. Keledjian has sole voting and investment control over the shares he holds as Trustee.

(3) Caribou Investments, Inc., is a private investment company owned and controlled by Horacia Altamirano of Mexico City, Mexico.

           Item 12. Certain Relationships and Related Transactions

     Viral Genetics, Inc., a California corporation and our subsidiary ("VGI"), is a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP, a protein used or useful for the treatment of infectious deceases, to VGI for a note in the principal amount of $6,250,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. At December 31, 2002, the principal and accrued interest on the note was $6,890,625. The stockholders of Therapeutic Genetics are all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. Consequently, all payments made to Therapeutic Genetics under this agreement will accrue indirectly to the benefit of the former stockholders of VGI, including Haig Keledjian, Hampar Karageozian, Dr. Alberto Osio, and Caribou Investments, Inc., who became principal stockholders of Viral Genetics as a result of the acquisition of VGI.

     From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations. At December 31, 2002, we owed Haig Keledjian, an officer and director, $881,317 of principal and accrued interest, Hampar Karageozian, a director, $783,648 of principal and interest, the Estate of Dr. Harry Zhabilov, a former director, $509,648 of principal and accrued interest, and Arthur Keledjian, a director, $2,671 of principal and accrued interest. All of these loans bear interest at the rate of five percent per annum. Viral Genetics does not expect to be able to repay any of these obligations unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

                  Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

      No reports on Form 8-K were filed in the fourth calendar quarter of 2002.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  Title of Document                                Location*

2.1          Agreement and Plan of Exchange dated September   Form 8-K/ Oct. 01
             6, 2001 (1)
3.1          Certificate of Incorporation (2)                 Form 10-SB
3.2          Certificate of Amendment (3)                     Form 10-KSB 2001
3.3          Bylaws (2)                                       Form 10-SB
10.1         Assignment of Patent dated August 5, 1995 (3)    Form 10-KSB 2001
10.2         Agreement between Viral Genetics, Soluciones     Form 10-KSB 2001
              Avanzadas Para La Salud, S.A. de C.V. (formerly
              Esigar Quirurgica, S.A. de C.V.)
              Dated July 14, 1999 (English Translation) (3)
10.3         Agreement between Viral Genetics, Soluciones     Form 10-KSB 2001
              Avanzadas Para La Salud, S.A. De C.V., and
              Labortorios Senosiain, S.A. de C.V.,
              Dated July 11, 2001 (English Translation) (3)
10.4         Mutual Cooperation and Joint Venture Agreement   Form 10-KSB 2001
              between Viral Genetics and New York
              International Commerce Group, Inc., dated
              March 25, 2002 (3)
10.5         Services Agreement between Viral Genetics and    Form 10-KSB 2001
              L&M Global Ventures, Inc., dated March 25,
              2002 (3)
10.6         Letter from Top Hat Investments dated June 28,   Form 8-K/ Aug. 02
              2002 (4)
10.7         Subscription Agreement with Top Hat Investments  Form 8-K/ Aug. 02
              (4)
10.8         Warrant Agreement issued to Top Hat Investments  Form 8-K/ Aug. 02
              (4)
10.9         Consulting Agreement with Voluto Ventures, LLC,  Page E-1
              dated December __, 2002
21.1         List of Subsidiaries (3)                         Form 10-KSB 2001
99.1         Certification Under Section 906 of the           Page E-11
              Sarbanes-Oxley Act of 2002

(1) This exhibit is incorporated herein by this reference to the Current Report on Form 8-K dated October 2, 2001, filed with the Securities and Exchange Commission on October 17, 2001.

(2) These exhibits are incorporated herein by this reference to Viral Genetics' Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 29, 1999.

(3) These exhibits are incorporated herein by this reference to Viral Genetics' Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 24, 2002.

(4) These exhibits are incorporated herein by this reference to Viral Genetics' Current Report on Form 8-K dated August 23, 2002, filed with the Securities and Exchange Commission on that date.

                        Item 14. Controls And Procedures

     With the participation of management, the chief executive officer and chief financial officer of viral Genetics evaluated its disclosure controls and procedures as of a date within 90 days prior to the date of filing of this annual report on Form 10-KSB with the Securities and Exchange Commission. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Viral Genetics' filing of its annual report on Form 10-KSB for the year ended December 31, 2002.

     Subsequent to the date as of which the evaluation was made through the date of this filing of Form 10-KSB for the year ended December 31, 2002, there have been no significant changes in Viral Genetics' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRAL GENETICS, INC.


Date:  April 30, 2003                     By: /s/ Haig Keledjian
                                              Haig Keledjian, President
                                              Chief Executive and Chief
Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 30, 2003                     /s/ Haig Keledjian
                                          Haig Keledjian, Director


Date:  April 30, 2003                     /s/ Hampar Karageozian
                                          Hampar Karageozian, Director


Date:  April 30, 2003                     /s/ Arthur Keledjian
                                          Arthur Keledjian, Director

       CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Haig Keledjian, certify that:

1. I have reviewed this annual report on Form 10-KSB of Viral Genetics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 30, 2003                         By: /s/ Haig Keledjian
                                                  Haig Keledjian
                                                  Chief Executive and Chief
                                                  Financial Officer

                              VIRAL GENETICS, INC.

                                TABLE OF CONTENTS

                                December 31, 2002



WILLIAMS & WEBSTER'S AUDIT REPORT                                       20

FINANCIAL STATEMENTS

      Balance Sheets                                                    21

      Statements of Operations                                          22

      Statement of Stockholders' Deficit                                23

      Statements of Cash Flows                                          25

NOTES TO THE FINANCIAL STATEMENTS                                       26

Board of Directors
Viral Genetics, Inc.
South Pasadena, California

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Viral Genetics, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from July 11, 1995 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viral Genetics, Inc. as of December 31, 2002 and 2001, and the results of its operations, stockholders' deficit and its cash flows for the years then ended, and for the period from July 11, 1995 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The Company's continued viability is dependent upon its ability to meet future financing requirements and the success of future operations. The Company has no cash, negative working capital, substantial debt and a history of recurrent losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 15, 2003

                              VIRAL GENETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       December 31, December 31,
                                                          2002         2001
                                                       ------------ ------------
ASSETS
   CURRENT ASSETS
      Cash                                             $         -  $         -
      Deposits                                                 410            -
                                                       ------------ ------------
        TOTAL CURRENT ASSETS                                   410            -
                                                       ------------ ------------

   PROPERTY AND EQUIPMENT (NET)                            103,516      146,625
                                                       ------------ ------------
   OTHER ASSETS
      Goodwill and patents                               5,206,051    5,206,051
                                                       ------------ ------------

      TOTAL ASSETS                                     $ 5,309,977  $ 5,352,676
                                                       ============ ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES
      Accounts payable                                 $   266,871  $   167,123
      Bank overdrafts payable                                5,291        1,370
      Accrued interest                                   1,023,572    1,995,513
      Payroll taxes payable                                      -       26,116
      Notes payable - related parties                    5,514,241            -
      Other current liability                              100,000            -
                                                       ------------ ------------
        TOTAL CURRENT LIABILITIES                        6,909,975    2,190,122
                                                       ------------ ------------
   LONG-TERM LIABILITIES
      Notes payable - related parties                    2,603,416    7,267,339
      Other notes payable                                   40,000            -
                                                       ------------ ------------
        TOTAL LONG-TERM LIABILITIES                      2,643,416    7,267,339
                                                       ------------ ------------

      TOTAL LIABILITIES                                  9,553,391    9,457,461
                                                       ------------ ------------

   COMMITMENTS AND CONTINGENCIES                                 -            -
                                                       ------------ ------------

   STOCKHOLDERS' DEFICIT
      Preferred stock, 20,000,000 shares authorized,
        $0.0001 par value; no shares issued and
        outstanding                                              -            -
      Common stock, 80,000,000 shares authorized,
        $0.0001 par value; 40,723,137 and
        37,786,273 issued and outstanding,
        respectively                                         4,072        3,779
      Additional paid-in capital                         5,811,984    4,273,297
      Common stock warrants                                 99,242            -
      Deficit accumulated during development stage     (10,158,712)  (8,381,861)
                                                       ------------ ------------
        TOTAL STOCKHOLDERS' DEFICIT                     (4,243,414)  (4,104,785)
                                                       ------------ ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $ 5,309,977  $ 5,352,676
                                                       ============ ============

  The accompanying notes are an integral part of these financial statements.

                                VIRAL GENETICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS

                                                                             From
                                                                           July 11,
                                                                             1995
                                                      Year Ended          (Inception)
                                                     December 31,              to
                                               -------------------------  December 31,
                                                   2002         2001          2002
                                               ------------ ------------ -------------
REVENUES                                       $         -  $         -  $    347,750
                                               ------------ ------------ -------------

EXPENSES
    Research and development                       617,855      498,749     6,238,575
    Depreciation expense                            43,109       45,948       129,186
    General and administrative                     595,713      398,261     1,623,014
                                               ------------ ------------ -------------
    TOTAL EXPENSES
                                                 1,256,677      942,958     7,990,775
                                               ------------ ------------ -------------

LOSS FROM OPERATIONS                            (1,256,677)    (942,958)   (7,643,025)

OTHER EXPENSE
    Interest                                      (520,174)    (413,159)   (2,515,687)
                                               ------------ ------------ -------------

LOSS BEFORE INCOME TAXES                        (1,776,851)  (1,356,117)  (10,158,712)

INCOME TAXES                                             -            -             -
                                               ------------ ------------ -------------
NET LOSS
                                               $(1,776,851) $(1,356,117) $(10,158,712)
                                               ============ ============ =============
    NET LOSS
      PER COMMON SHARE, BASIC AND DILUTED      $     (0.05) $     (0.04)
                                               ============ ============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING,

      BASIC AND DILUTED                         38,715,014   31,759,503
                                               ============ ============


  The accompanying notes are an integral part of these financial statements.

                                VIRAL GENETICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                            Deficit
                                                Common                                    Accumulated
                                                Stock               Additional              During         Total
                                              Number of              Paid-in     Stock    Development  Stockholders'
                                                Shares     Amount    Capital    Warrants     Stage        Deficit
                                              ----------  --------  ----------  --------  -----------  ------------
 Issuance of common stock
    for cash at nil per share                 23,800,079  $  2,380  $   (1,380) $      -  $         -  $      1,000

 Net loss for period ended December 31, 1995           -         -           -         -     (707,167)     (707,167)
                                              ----------  --------  ----------  --------  -----------  ------------

 Balance, December 31, 1995                   23,800,079     2,380      (1,380)        -     (707,167)     (706,167)

 Issuance of common stock
    for cash at $0.84 per share                   59,500         6      49,994         -            -        50,000

 Issuance of common stock
    for services at $0.84 per share              357,001        36     299,964         -            -       300,000

 Net loss for year ended December 31, 1996             -         -           -         -     (810,189)     (810,189)
                                              ----------  --------  ----------  --------  -----------  ------------

 Balance, December 31, 1996                   24,216,580     2,422     348,578         -   (1,517,356)   (1,166,356)

 Issuance of common stock
    for cash at $0.84 per share                  339,151        34     284,966         -            -       285,000

 Issuance of common stock
    for services at $0.84 per share              499,802        50     419,950         -            -       420,000

 Net loss for year ended December 31, 1997             -         -           -         -     (577,066)     (577,066)
                                              ----------  --------  ----------  --------  -----------  ------------

 Balance, December 31, 1997                   25,055,533     2,506   1,053,494         -   (2,094,422)   (1,038,422)


 Issuance of common stock
    for cash at $0.84 per share                  345,101        35     289,965         -            -       290,000

 Net loss for year ended December 31, 1998             -         -           -         -     (708,567)     (708,567)
                                              ----------  --------  ----------  --------  -----------  ------------

 Balance, December 31, 1998                   25,400,634     2,541   1,343,459         -   (2,802,989)   (1,456,989)

 Issuance of common stock
    for cash at $0.42 per share                  595,002        59     249,941         -            -       250,000

 Issuance of common stock
    for cash at $0.84 per share                   34,272         3      28,797         -            -        28,800

 Net loss for year ended December 31, 1999             -         -           -         -   (2,037,638)   (2,037,638)
                                              ----------  --------  ----------  --------  -----------  ------------

 Balance, December 31, 1999                   26,029,908  $  2,603  $1,622,197  $      -  $(4,840,627) $ (3,215,827)
                                              ----------  --------  ----------  --------  -----------  ------------

  The accompanying notes are an integral part of these financial statements.

                                VIRAL GENETICS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                              Deficit
                                                   Common                                   Accumulated
                                                   Stock              Additional   Common     During         Total
                                                  Number of            Paid-in     Stock    Development   Stockholders'
                                                   Shares     Amount   Capital    Warrants     Stage        Deficit
                                                 -----------  ------  ----------  --------  ------------  ------------
Balance, December 31, 1999                       $26,029,908  $2,603  $1,622,197  $      -  $ (4,840,627) $ (3,215,827)

 Issuance of common stock
  for cash at $0.42 per share                        595,002      59     249,941         -             -       250,000

Issuance of common stock
  for cash at $0.84 per share                        842,523      84     707,916         -             -       708,000

Issuance of common stock
  for cash at $1.94 per share                         51,567       6      99,994         -             -       100,000

Issuance of common stock
  for services at $0.84 per share                  2,163,824     216   1,818,117         -             -     1,818,333

Net loss for year ended December 31, 2000                  -       -           -         -    (2,185,117)   (2,185,117)
                                                 -----------  ------  ----------  --------  ------------  ------------

Balance, December 31, 2000                        29,682,824   2,968   4,498,165         -    (7,025,744)   (2,524,611)

 Issuance of common stock
   for cash at $0.84 per share                        29,464       3      24,747         -             -        24,750

 Issuance of common stock
   for services at $0.84 per share                    37,811       4      31,464         -             -        31,468

 Recapitalization through reverse merger and
   acquisition of 5 Starliving Online, Inc.        8,035,693     804    (281,079)        -             -      (280,275)

 Miscellaneous adjustment due to merger                  481       -           -         -             -             -

 Net loss for the year ended December 31, 2001             -       -           -         -    (1,356,117)   (1,356,117)
                                                 -----------  ------  ----------  --------  ------------  ------------

 Balance, December 31, 2001                       37,786,273   3,779   4,273,297         -    (8,381,861)   (4,104,785)

 Issuance of common stock
   for cash at $0.70 per share                       215,000      21     149,979         -             -       150,000

 Issuance of common stock from the exercise
   of options for cash at  $0.01 per share         1,000,000     100     149,900         -             -       150,000

 Issuance of common stock for debt at
   $0.80 per share                                 1,654,027     165   1,223,815    99,242             -     1,323,222

 Issuance of common stock for services
   at $0.22 pershare                                  67,837       7      14,993         -             -        15,000

 Net loss for the year ended December 31, 2002             -       -           -         -    (1,776,851)   (1,776,851)
                                                 -----------  ------  ----------  --------  ------------  ------------

 Balance, December 31, 2002                       40,723,137  $4,072  $5,811,984  $ 99,242  $(10,158,712) $ (4,243,414)
                                                 ===========  ======  ==========  ========  ============  ============

  The accompanying notes are an integral part of these financial statements.

                              VIRAL GENETICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                          July 11
                                                                           1995
                                                    Year Ended          (Inception)
                                                    December 31,            to
                                             -------------------------  December 31,
                                                 2002          2001         2002
                                             -----------  ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                 $(1,776,851) $(1,356,117) $(10,158,712)
    Depreciation                                  43,109       45,948       129,186
    Non-cash operating expenses                  140,000        4,901       144,901
    Increase in deposits                            (410)           -          (410)
    Decrease in inventory                              -      485,010             -
    Issuance of common stock for services         15,000       31,468     2,584,801
    Issuance of common stock for expenses
      paid by third party                        593,947            -       593,947
    Increase in accrued interest                 512,488      413,159     1,023,572
    Increase in accounts payable                  99,748       15,973       266,871
    Proceeds from customer deposit               100,000            -       100,000
                                             -----------  ------------ -------------
Net cash used in operations                     (272,969)    (359,658)   (5,315,844)
                                             -----------  ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                           -       (3,672)     (232,702)
    Increase in patent                                 -            -    (5,206,051)
                                             -----------  ------------ -------------
Net cash used in investing activities                  -       (3,672)   (5,438,753)
                                             -----------  ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                  349,905      338,580     8,843,983
    Payments on notes payable                   (236,936)           -      (236,936)
    Proceeds from sale of common stock           160,000       24,750     2,147,550
                                             -----------  ------------ -------------
Net cash provided by financing activities        272,969      363,330     10,754,59
                                             -----------  ------------ -------------

Change in cash                                         -            -             -

Cash, beginning of period                              -            -             -
                                             -----------  ------------ -------------
Cash, end of period                          $         -  $         -  $          -
                                             ===========  ============ =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest expense paid                    $    53,454  $         -  $     53,454
                                             ===========  ============ =============
    Income taxes paid                        $         -  $         -  $          -
                                             ===========  ============ =============
NON-CASH TRANSACTIONS:
    Issuance of common stock for services    $    15,000  $    31,468  $  2,584,801
    Non-cash operating expenses              $   140,000  $     4,901  $    144,901
    Issuance of common stock for debt paid
      by third party                         $   593,947  $         -  $    593,947
    Issuance of common stock for notes
      payable                                $   729,275  $         -  $   $729,275

  The accompanying notes are an integral part of these financial statements.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics Inc. ("the Company") was incorporated in California on July 11, 1995 and is in the development stage. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named Thymus Nuclear Protein (the current formulation of which is now known as and hereinafter referred to as "TNP"). This product, TNP, is used in a drug being developed to treat AIDS. Sales of this product have been limited, primarily for research purposes. The success of the Company will be based upon obtaining certain regulatory approval for its pharmaceutical product TNP to commence commercial operations. On October 1, 2001, the Company was acquired by 5 Starliving Online, Inc. See Note 9. The Company's year-end is December 31.

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

Compensated Absences
The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatable, it would not be currently recognized as the amount would be deemed immaterial.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Earnings Per Share
On January 1, 1998, the Company adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss)
available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2002, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts payable, accrued expenses and borrowings from related parties. All of the Company's financial instruments are accounted for on a historical cost basis, which approximates fair value at December 31, 2002.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $10,158,712 through December 31, 2002. The Company is currently in need of funds to continue its research and development goals. The Company has no cash, has negative working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 2 -SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.

Goodwill and Patents
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, LLC. See Note 4. In completing the acquisition, the Company issued to Therapeutic notes, which currently amount to $6,890,625 including accrued interest. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company intends to amortize the aforementioned patent assets once the Company begins operations.

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2002.

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

Inventory has a shelf life of approximately twelve months. At December 31, 2001, management determined that all inventory on hand was completely impaired and recorded a charge of $485,211 to research and development.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or the net losses presented.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002



NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development
Research and development expenses are charged to operations as incurred.

Revenue Recognition
The Company recognizes revenue from product sales upon shipment to the customer if collectibility is reasonably assured.

Segment Reporting
The Company does not utilize segment information at this time as defined by SFAS No. 131 as its only subsidiary has been discontinued. See Note 9.

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

Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company believes that SFAS No. 148 will not significantly affect its financial reporting.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees" ("FIN 45") which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. FIN 45 has had no impact on the Company's financial position or results of operations as the Company has not entered into any of the aforementioned transactions.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002



NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and its adoption has had no impact on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, "Accounting for intangible Assets of Motor Carriers," established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on their financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which did not impact the financial statements of the Company at December 31, 2002.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years.

The following is a summary of property, equipment, and accumulated depreciation:

                                             December 31,         December 31,
                                                 2002                 2001
                                           -----------------    ----------------

Equipment                                        $ 232,702            $ 232,702
Less accumulated depreciation                     (129,186)             (86,077)
                                           -----------------    ----------------
                                                 $ 103,516            $ 146,625
                                           =================    ================

Equipment principally consists of machines that can be used to manufacture the drug TNP. Depreciation for the year ended December 31, 2002 was $43,109. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - PATENTS

The Company has the following patents issued:

              Country           Date Issued      Patent No.
        --------------------  ----------------  -------------

        Europe                    May 9, 2001        0826003
        Australia            October 19, 2000         721463
        Euroasia                 July 4, 2000         001100
        South Africa         February 6, 1997        96/3474
        Israel                January 5, 1996       118103/5
        New Zealand            March 17, 1999         308708


The patents all relate to the Company's product, TNP. The Company intends to amortize the aforementioned patent assets once the Company begins production. The Company also has pending patent applications in Argentina, Brazil, Bulgaria, Canada, China, Hong Kong (a divisional application), Japan, South America and United States.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 4 - PATENTS (continued)

The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing products similar to those of the Company. There can be no assurance that patents, if obtained for the aforementioned patent applications, will be enforceable. Patents that were acquired from Therapeutic Genetics, LLC for notes payable are the security underlying the aforementioned notes.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Product Liability
The Company may be subjected to future claims resulting from the use of TNP, although the Company is unaware of any product-related litigation or potential claims since TNP was initially marketed. As of December 31, 2002, the Company does not have product liability insurance for TNP.

Investment Banking Agreement
In November 2001, the Company signed an agreement with Burlington Capital Markets, Inc. ("Burlington"), whereby Burlington would provide strategic relationships and assistance in connection with future financing of the Company in exchange for a combination of cash payments, common stock and stock warrants. In the year ended December 31, 2002, management determined that Burlington has not complied with the provisions of the agreement. Accordingly, the Company has neither paid nor accrued any fees to Burlington.

Consulting Agreements
In December 2002, the Company signed an agreement with Voluto Ventures, LLC for various management and advisory services. Under the agreement, the Company issued 1,000,000 stock options with an exercise price of $0.01 per share, which were exercised in December 2002 and the Company potentially will issue to Voluto Ventures, LLC up to a total of 2,000,000 additional stock options with an exercise price of $0.01 per share and potentially pay $10,000 per month for services rendered.

See Note 10 for subsequent consulting agreements.

Joint Venture
On March 25, 2001, the Company announced a mutual and joint venture agreement with New York International Commerce Group, Inc. ("NYIC") to pursue distribution of TNP in China. As part of the agreement, NYIC shall assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC will be given exclusive distribution rights to TNP in China. As of December 31, 2002, no funds have been spent and no income or loss has been incurred relating to this venture.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

Distribution Agreement
In January 2003, the Company reached a TNP distribution agreement with Don Kelly Group International, Inc. regarding the testing, distribution and marketing of TNP. See Note 10.

Other Current Liabilities
In April 2002, the Company announced it had submitted a New Drug Application with the Mexican Department of Health, registering TNP for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities. The application is pending at December 31, 2002. In July 2002, the Company received $100,000 from a hospital in Mexico relating to a potential sale of TNP. The Company has deferred the recognition of this potential revenue until such time that the Mexican government grants the license and the product is delivered. As of December 31, 2002, this amount is classified in the accompanying financial statements under other current liabilities.

NOTE 6 - STOCKHOLDERS' DEFICIT

During years 1996, 1997 and 2000, the Company issued shares of common stock for $300,000, $420,000 and $1,818,333, respectively, for research and development services. During the years 1996 through 2000, the Company received $1,962,800 in cash for common stock.

During the year ended December 31, 2001, $24,750 was received for issuance of common stock for cash and the Company also issued common stock for research and development services based on the fair market value of the stock for $31,468.

In April 2002, the Company issued 215,000 shares of common stock in a private placement for $150,000 cash. In July 2002, the Company issued 1,654,027 units of stock at $0.80 per unit for $593,947 of debt paid by a third party and $729,275 of notes payable. The units of stock consist of one share of common stock and a warrant to purchase one-half share of common stock. In December 2002, the Company issued 1,000,000 stock options with an exercise price of $0.01 per share which were exercised in December 2002 for $10,000. The Company recorded $140,000 in general and administrative expenses as a result of the issuance of the aforementioned stock options. Also in December 2002, the Company issued 67,837 shares of common stock in November 2002 for services valued at $15,000.

The warrants issued by the Company have an exercise price of $1.00 per share that will expire on June 6, 2003. If the warrants are not exercised within 45 days following the date on which the Mexican government issues a license or permit for the sale of TNP in Mexico, then the exercise price automatically increases to $1.25 per share. The market value of the Company's stock was $0.74 a share on the date of their issuance and the warrants were valued at $0.06 a share.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 7 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax reporting purposes amounting to approximately $7,485,000 that expire in varying amounts up to 2022. The components of the deferred tax asset as of December 31, 2002 were as follows:

                                                            December 31,
                                                               2002
                                                           -------------

Benefit of net operating loss carryforwards                $  2,560,000
Less valuation allowance
                                                             (2,560,000)
                                                           -------------
Net deferred tax asset                                     $          -
                                                           =============

As  of  December  31,  2002,   sufficient   uncertainty   exists  regarding  the
realizability  of  these  operating  loss  carryforwards,   and  accordingly,  a
valuation allowance of $2,560,000 has been established.

The benefit of net operating loss carryforwards was calculated based on an average of 34% tax rate.

NOTE 8 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company has the following obligations:


Notes payable to related parties                           $  8,117,657
Other notes payable                                              40,000
                                                           -------------
Total                                                      $  8,157,657
                                                           =============

The notes are not collateralized, have various maturities starting in the year 2003 and ending in the year 2004, and bear interest at 5% annually.

Notes payable totaling $6,250,000 are to Therapeutic Genetics, LLC, an affiliated company (i.e., a California Limited Liability Company owned by the principal stockholder of Viral Genetics, Inc.), arose from a patent transfer to the Company. The patents that were transferred are the security underlying the notes. Two directors and principal stockholders of the Company are also principal stockholders of the affiliated company.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2002


NOTE 8 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS (continued)

In June 2002, the Company issued shares of common stock to Top Hat Investment, Inc. for notes payable totaling $729,275. Notes payable included in this aforementioned transaction included those the Company acquired during its merger with 5-Starliving Online, Inc. in October, 2001. (See Notes 6 and 9.)

NOTE 9 - MERGER AND ACQUISITION

On October 1, 2001, 5 Starliving Online, Inc. acquired all of the outstanding common stock of Viral Genetics, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of 5 Starliving Online, Inc with Viral Genetics, Inc. as the acquirer (reverse acquisition), wherein Viral became the continuing reporting entity. The net book value of liabilities assumed was $280,275 in the form of notes payable. The historical financial statements prior to October 1, 2001 are those of Viral Genetics, Inc., and are restated for the exchange of 29,750,580 shares of common stock for the original capital stock of Viral Genetics, Inc. 5 Starliving Online, Inc. changed its name to Viral Genetics, Inc. in December, 2001.

NOTE 10 - SUBSEQUENT EVENTS

Consulting Agreements and Issuances of Stock Options
In January 2003, the Company signed an agreement with Mr. Richard Dellapuca for various research and development advisory services. Under the agreement, the Company will issue to Mr. Dellapuca 100,000 stock options with an exercise price of $0.01 for every three months of service.

In January 2003, the Company signed an agreement with Dr. Ian Woods for various research and development advisory services. Under the agreement, the Company will issue to Dr. Woods 100,000 stock options with an exercise price of $0.01 for every three months of service.

In January 2003, the Company signed an agreement with Ms. Monica Ord for various consulting and advisory services. Under the agreement, the Company will issue to Ms. Ord 100,000 stock options with an exercise price of $0.01 for every three months of service.

Distribution Agreement
In January 2003, the Company reached a TNP distribution agreement with Don Kelly Group International, Inc. regarding the testing, distribution and marketing of TNP. Under the agreement, the Company was to assign its rights to testing, distribution and marketing of TNP for all uses in Africa, Europe, Canada, Australia and parts of Asia for a ten-year period in exchange for $2,000,000 to be paid during 2003. From January to March 2003, the Company received approximately $250,000 under the agreement. In April 2003, the agreement was cancelled.