Form 10QSB
period 2003-03-31
VIRAL GENETICS INC /DE/
filed 2003-05-21
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2003 there were 40,723,137 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                              VIRAL GENETICS, INC.

                                      INDEX
                                                                            Page
PART I.        Item 1.  Financial Information                               3

               Consolidated Balance Sheets                                  3

               Consolidated Statements of Operations                        4

               Consolidated Statements of Cash Flows                        5

               Notes to Consolidated Financial Statements                   6

               Item 2.  Management's  Discussion  and Analysis or Plan     13
               of Operation

               Item 3.  Controls and Procedures                            16

PART II        Other Information                                           16

               Item 2.  Changes in Securities and Use of Proceeds          16

               Item 5.  Other Information                                  17

               Item 6.  Exhibits and Reports on Form 8-K                   17

SIGNATURES                                                                 17

                                VIRAL GENETICS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS

                                                              March 31,
                                                                2003     December 31,
                                                            (Unaudited)      2002
                                                           ------------- -------------
ASSETS

   CURRENT ASSETS
     Cash                                                  $          -  $          -
     Deposits                                                       410           410
                                                           ------------- -------------
       Total Current Assets                                         410           410

   PROPERTY AND EQUIPMENT (NET)                                  92,992       103,516

   OTHER ASSETS
     Goodwill and patents                                     5,206,051     5,206,051
                                                           ------------- -------------

     TOTAL ASSETS                                          $  5,299,453  $  5,309,977
                                                           ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
     Accounts payable                                      $    245,966  $    266,871
     Bank overdrafts payable                                      2,965         5,291
     Accrued interest                                         1,042,440     1,023,572
     Notes payable - related party                            5,736,816     5,514,241
     Other notes payable                                        109,986        40,000
     Other current liability                                    100,000       100,000
                                                           ------------- -------------
       Total Current Liabilities                              7,238,173     6,949,975
                                                           ------------- -------------
   LONG-TERM LIABILITIES
     Notes payable, related parties                           2,334,539     2,603,416

     TOTAL LIABILITIES                                        9,572,712     9,553,391
                                                           ------------- -------------
   COMMITMENTS AND CONTINGENCIES                                      -             -
                                                           ------------- -------------
   STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, 20,000,000 shares authorized,
       $0.0001 par value; no shares issued and
       outstanding                                                    -             -
     Common stock, 80,000,000 shares authorized,
       $0.0001 par value; 40,723,137
       issued and outstanding, respectively                       4,072         4,072
     Additional paid-in capital                               5,811,984     5,811,984
     Common stock warrants                                       99,242        99,242
     Deficit accumulated during development stage           (10,188,557)  (10,158,712)
                                                           ------------- -------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (4,273,259)   (4,243,414)
                                                           ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $  5,299,453  $  5,309,977
                                                           ============= =============

    The accompanying condensed notes are an integral part of these financial statements.

                                VIRAL GENETICS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         July 11
                                                                           1995
                                                                        (Inception)
                                                 Three Months Ended         to
                                                     March 31,           March 31,
                                                 2003         2002         2003
                                              (Unaudited)  (Unaudited)  (Unaudited)
                                              ----------- ------------ ------------
REVENUES                                      $        -  $         -  $   347,750
                                              ----------- ------------ ------------

EXPENSES
   Research and development                            -          825    6,238,575
   Depreciation expense                           10,524       10,598      139,710
   General and administrative expenses           155,145      158,981    1,778,159
                                              ----------- ------------ ------------
     TOTAL EXPENSES                              165,669      170,404    8,156,444
                                              ----------- ------------ ------------

LOSS FROM OPERATIONS                            (165,669)    (170,404)  (7,808,694)

OTHER INCOME (EXPENSE)
   Other Income                                  250,000            -      250,000
   Interest expense                             (114,176)    (116,393)   2,401,511
                                              ----------- ------------ ------------

LOSS BEFORE INCOME TAXES                         (29,845)    (286,797)  (5,157,183)

INCOME TAXES                                           -            -            -
                                              ----------- ------------ ------------

NET INCOME (LOSS)                             $  (29,845) $  (286,797) $(5,157,183)
                                              =========== ============ ============

   NET LOSS FROM OPERATIONS
     PER COMMON SHARE, BASIC AND DILUTED      $   (0.001) $     (0.01)
                                              =========== ============

   WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                         40,723,137   37,786,273
                                              =========== ============

    The accompanying condensed notes are an integral part of these financial statements.

                              VIRAL GENETICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         July 11
                                                                           1995
                                                                        (Inception)
                                                 Three Months Ended         to
                                                     March 31,           March 31,
                                                 2003         2002         2003
                                              (Unaudited)  (Unaudited)  (Unaudited)
                                              ----------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                  $  (29,845) $  (286,797) $(10,188,557)
    Depreciation                                  10,524       10,598       139,710
    Non-cash operating expenses                        -            -       144,901
    (Increase) in deposits                             -         (410)         (410)
    Issuance of common stock for services              -            -     2,584,801
    Issuance of common stock for expenses
     paid by third party                               -            -       593,947
    Increase in accrued interest                  18,868      116,393     1,042,440
    Increase (decrease) in accounts payable
     and accrued liabilities                     (23,231)      23,522       243,640
    Proceeds from customer deposit                     -            -       100,000
                                              ----------- ------------ -------------
Net cash used in operations                      (23,684)    (136,694)   (5,339,528)
                                              ----------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                           -            -      (232,702)
    Increase in patent                                 -            -    (5,206,052)
                                              ----------- ------------ -------------
Net cash provided by (used in) investing
 activities                                            -            -    (5,438,754)
                                              ----------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in notes payable                     23,684      136,694     8,867,667
    Proceeds from sale of common stock                 -            -     2,137,550
                                              ----------- ------------ -------------
Net cash provided by financing activities         23,684      136,694    11,005,217
                                              ----------- ------------ -------------

Change in cash                                         -            -       226,935

Cash, beginning of period                              -            -             -
                                              ----------- ------------ -------------

Cash, end of period                           $        -  $         -  $          -
                                              =========== ============ =============
Supplemental cash flow disclosures:

    Interest expense paid                     $   27,651  $         -  $     81,105
                                              =========== ============ =============
    Income taxes paid                         $        -  $         -  $          -
                                              =========== ============ =============
Non-cash transactions:

    Issuance of common stock for services     $        -  $         -  $  2,569,801
    Non-cash operating expenses               $        -  $         -  $      4,901

    The accompanying condensed notes are an integral part of these financial statements.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2003

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2002 Annual Report on Form 10-KSB.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $10,188,557 through March 31, 2003. The Company is currently in need of funds to continue its research and development goals. The

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2003

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2003

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following is a summary of property, equipment, and accumulated depreciation:

                                             December 31,         December 31,
                                                 2002                 2002
                                           ------------------    ---------------

Equipment                                     $ 232,702            $ 232,702
Less accumulated depreciation                  (139,710)            (129,186)
                                           ------------------    ---------------
                                              $  92,992            $ 103,516
                                           ==================    ===============

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2003

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Equipment principally consists of machines that can be used to manufacture the drug TNP. Depreciation for the year ended March 31, 2003 was $10,524. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Product Liability
The Company may be subjected to future claims resulting from the use of TNP, although the Company is unaware of any product-related litigation or potential claims since TNP was initially marketed. As of March 31, 2003, the Company does not have product liability insurance for TNP.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

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

In January 2003, the Company signed an agreement with Ms. Monica Ord for various consulting and advisory services. Under the agreement, the Company will issue to Ms. Ord 100,000 stock options with an exercise price of $0.01 for every three months of service. In May 2003, the options were issued.

Joint Venture
On March 25, 2001, the Company announced a mutual and joint venture agreement with New York International Commerce Group, Inc. ("NYIC") to pursue distribution of TNP in China. As part of the agreement, NYIC shall assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC will be given exclusive distribution rights to TNP in China. During the three months ended March 31, 2003, there was $17,000 expended relating to this venture.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

Other Current Liabilities
In April 2002, the Company announced it had submitted a New Drug Application with the Mexican Department of Health, registering TNP for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities. The application is pending at March 31, 2003. In July 2002, the Company received $100,000 from a hospital in Mexico relating to a potential sale of TNP. The Company has deferred the recognition of this potential revenue until such time that the Mexican government grants the license and the product is delivered. As of March 31, 2003, this amount is classified in the accompanying financial statements under other current liabilities.

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

NOTE 7 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At March 31, 2003, the Company has the following obligations:


Notes payable to related parties                              $8,181,341
Other notes payable                                              109,986
                                                           --------------
Total                                                         $8,291,327
                                                           ==============

The notes are not collateralized, have various maturities starting in the year 2003 and ending in the year 2005, and bear interest at 5% annually.

Notes payable totaling $6,250,000, plus accrued interest are to Therapeutic Genetics, LLC, an affiliated company (i.e., a California Limited Liability Company owned by the principal stockholder of Viral Genetics, Inc.), arose from a patent transfer to the Company. The patents that were transferred are the security underlying the notes. Two directors and principal stockholders of the Company are also principal stockholders of the affiliated company.

NOTE 8 - OTHER INCOME

In January 2003, the Company reached a TNP distribution agreement with Don Kelly Group International, Inc. regarding the testing, distribution and marketing of TNP. Under the agreement, the Company was to assign its rights to testing, distribution and marketing of TNP for all uses in Africa, Europe, Canada, Australia and parts of Asia for a ten-year period in exchange for $2,000,000 to be paid during 2003. From January to March 2003, the Company received approximately $250,000 under the agreement. In April 2003, the agreement was cancelled. The money received under the agreement was non-refundable and is classified as other non-operating income.

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

     VGI is a party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation, assigned all of its rights in the patent pertaining to TNP to VGI for a note in the principal amount of $6,250,000 and a continuing royalty equal to five percent of gross sales of products using the patented technology. The stockholders of Therapeutic Genetics are all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. At March 31, 2003, the principal and accrued interest on the note was $6,890,625. Viral Genetics does not expect to be able to pay this obligation unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

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

     From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations. At March 31, 2003, we owed Haig Keledjian, an officer and director, $835,039 of principal and accrued interest, Hampar Karageozian, a director, $784,904 of principal and interest, the Estate of Dr. Harry Zhabilov, a former director, $460,559 of principal and accrued interest, and Arthur Keledjian, a director $2,704 of principal and accrued interest. All of these loans bear interest at the rate of five percent per annum. Viral Genetics does not expect to be able to repay any of these obligations unless it obtains additional outside financing or is able to generate substantial revenue from sale of its products in the future, of which there is no assurance.

     At March 31, 2003, we had $410 of current assets, current liabilities of $7,238,173, and long-term liabilities of $2,334,539. We estimate that we will need approximately $1,000,000 of additional capital in 2003 to fund approximately $650,000 of research and development costs, $50,000 of patent work, and $300,000 of administrative expenses and product manufacturing costs. We have no meaningful agreements or arrangements in place to raise the additional capital. These factors, together with our existing liabilities, raise substantial doubt about our ability to continue as a going concern.

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

Item 3.  Controls and Procedures

     Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In January 2003 Viral Genetics entered into three separate consulting agreements.

     One agreement was with Monica Ord to provide consulting services on company management and development issues under which Ms. Ord has the right to purchase 100,000 shares of Viral Genetics restricted common stock at $0.01 per share at the end of each quarter-annual period beginning January 30, 2003, and continuing through January 29, 2005 (a total of 800,000 shares for $8,000). Ms. Ord was also granted the right to purchase up to 1,000,000 additional shares upon Viral Genetics receiving financing from Concord Development Corp. prior to March 1, 2003, which did not materialize and expired. Under the consulting agreement, Ms. Ord has the right to include the shares she acquires in any registration statement filed by Viral Genetics during the four-year period beginning January 31, 2004 to register shares for sale by Viral Genetics or resale by stockholders of Viral Genetics.

     Another agreement was with Dr. Ian Woods to provide consulting services on product development and testing, medical issues, and related technical areas under which Dr. Woods has the right to purchase 100,000 shares of Viral Genetics restricted common stock at $0.01 per share at the end of each quarter-annual period beginning January 30, 2003, and continuing through January 29, 2005 (a total of 800,000 shares for $8,000). Under the consulting agreement, Dr. Woods has the right to include the shares he acquires in any registration statement filed by Viral Genetics during the four-year period beginning January 31, 2004 to register shares for sale by Viral Genetics or resale by stockholders of Viral Genetics.

     The third agreement was with Richard Dellapuca to provide consulting services on product development, clinical testing, regulatory issues, and related technical areas under which Mr. Dellapuca has the right to purchase 100,000 shares of Viral Genetics restricted common stock at $0.01 per share at the end of each quarter-annual period beginning January 30, 2003, and continuing through January 29, 2005 (a total of 800,000 shares for $8,000). Under the consulting agreement, Mr. Dellapuca has the right to include the shares he acquires in any registration statement filed by Viral Genetics during the four-year period beginning January 31, 2004 to register shares for sale by Viral Genetics or resale by stockholders of Viral Genetics.

     The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

Item 5.  Other Information

     In May 2003 Harry Zhabilov, Jr., was appointed by the board of directors as a director of Viral Genetics and now serves in the position of vice president of product development.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None

Exhibits: Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  Title of Document                                Location

10.1         Consulting Agreement with Monica Ord dated       This Filing
               January 30, 2003
10.2         Consulting Agreement with Dr. Ian Woods dated    This Filing
               January 30, 2003
10.3         Consulting Agreement with Richard Dellapuca      This Filing
               dated January 30, 2003
99.1         Certification Under Section 906 of the           This Filing
               Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VIRAL GENETICS, INC.



Date: May 20, 2003                   By: /s/ Haig Keledjian, Chief Executive and
                                         Financial Officer

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



Date: May 20, 2003                        /s/Haig Keledjian, Chief Executive and
                                          Financial Officer