Form 10QSB
period 2003-06-30
VIRAL GENETICS INC /DE/
filed 2003-09-12
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2003 there were 43,398,731 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                              VIRAL GENETICS, INC.

                                      INDEX
                                                                            Page
PART I.        Item 1.  Financial Information                                  3

               Consolidated Balance Sheets                                     3

               Consolidated Statements of Operations                           4

               Consolidated Statements of Cash Flows                           5

               Notes to Consolidated Financial Statements                      6

               Item 2.  Management's  Discussion  and Analysis or Plan        15
               of Operation

               Item 3.  Controls and Procedures                               18

PART II        Other Information                                              19

               Item 2.  Changes in Securities and Use of Proceeds             19

               Item 6.  Exhibits and Reports on Form 8-K                      19

SIGNATURES                                                                    20

                                VIRAL GENETICS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS
                                                         June 30,
                                                           2003     December 31,
                                                       (Unaudited)     2002
                                                       -----------  -----------

ASSETS

   CURRENT ASSETS
     Cash                                              $    32,685  $         -
     Deposits                                                  410          410
                                                       -----------  -----------
       Total Current Assets                                 33,095          410

   PROPERTY AND EQUIPMENT (NET)                             85,229      103,516

   OTHER ASSETS
     Goodwill and patents                                5,206,051    5,206,051
                                                       -----------  -----------

     TOTAL ASSETS                                      $ 5,324,375  $ 5,309,977
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
     Accounts payable                                  $   249,971  $   266,871
     Bank overdrafts payable                                     -        5,291
     Accrued interest                                            -    1,023,572
     Notes payable - related party                               -    5,514,241
     Other notes payable                                   109,986       40,000
     Other current liability                               100,000      100,000
                                                       -----------  -----------
       Total Current Liabilities                           459,957    6,949,975
                                                       -----------  -----------
   LONG-TERM LIABILITIES
     Accrued interest                                    1,117,788            -
     Notes payable, related parties                      7,945,514    2,603,416
                                                       -----------  -----------
       Total Long-term Liabilities
                                                         9,063,302    2,603,416
                                                       -----------  -----------

     TOTAL LIABILITIES                                   9,523,259    9,553,391
                                                       -----------  -----------

   COMMITMENTS AND CONTINGENCIES                                 -            -
                                                       -----------  -----------

   STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, 20,000,000 shares authorized,
       $0.0001 par value; no shares issued and
       outstanding                                               -            -
     Common stock, 80,000,000 shares authorized,
       $0.0001 par value; 43,398,731 and 40,723,137
       issued and outstanding, respectively                  4,199        4,072
     Additional paid-in capital                          6,536,842    5,811,984
     Common stock warrants                                 171,500       99,242
     Common stock options                                  815,000            -
                                                                    -----------
     Deficit accumulated during development stage      (11,726,425) (10,158,712)
                                                       -----------  -----------
        Total Stockholders' Equity (Deficit)            (4,198,884)  (4,243,414)
                                                       -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $ 5,324,375  $ 5,309,977
                                                       ===========  ===========

                     The accompanying condensed notes are an
                  integral part of these financial statements.

                                             VIRAL GENETICS, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            From
                                                                                                           July 11,
                                                                                                             1995
                                                                                                          (Inception)
                                                 Three Months Ended June 30,  Six Months Ended June 30,   to June 30,
                                                    2003           2002          2003         2002           2003
                                                 (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                 ------------   -----------   -----------   -----------   ------------
REVENUES                                         $          -   $         -   $         -   $         -   $    347,750
                                                 ------------   -----------   -----------   -----------   ------------
EXPENSES
  Research and development                                  -         3,860             -         4,685      6,238,575
  Depreciation expense                                 10,741        10,717        21,265        21,315        150,451
  Consulting fees                                   1,126,127             -     1,138,127             -      1,203,727
  Joint venture costs                                 160,000             -       177,000             -        177,000
  General and administrative expenses                 129,964       139,690       256,109       298,671      1,813,523
                                                 ------------   -----------   -----------   -----------   ------------
   TOTAL EXPENSES                                   1,426,832       154,267     1,592,501       324,671      9,583,276
                                                 ------------   -----------   -----------   -----------   ------------

LOSS FROM OPERATIONS                               (1,426,832)     (154,267)   (1,592,501)     (324,671)    (9,235,526)

OTHER INCOME (EXPENSE)
  Other income                                              -             -       250,000             -        250,000
  Interest expense                                   (111,036)     (119,337)     (225,212)     (235,730)    (2,740,899)
                                                 ------------   -----------   -----------   -----------   ------------
   Total other income (expense)                      (111,036)     (119,337)       24,788      (235,730)    (2,490,899)

LOSS BEFORE INCOME TAXES                           (1,537,868)     (273,604)   (1,567,713)     (560,401)   (11,726,425)

INCOME TAXES                                                -             -             -             -              -
                                                 ------------   -----------   -----------   -----------   ------------

NET LOSS                                         $ (1,537,868)  $  (273,604)  $(1,567,713)  $  (560,401)  $(11,726,425)
                                                 ============   ===========   ===========   ===========   ============
  NET LOSS FROM OPERATIONS
   PER COMMON SHARE, BASIC AND DILUTED           $      (0.04)  $     (0.01)  $     (0.04)  $     (0.01)
                                                 ============   ===========   ===========   ===========
  WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING,
   BASIC AND DILUTED                               41,164,902    38,001,273    41,040,784    37,893,773
                                                 ============   ===========   ===========   ===========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                                    VIRAL GENETICS, INC.
                              (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 July 11
                                                                                                   1995
                                                                        Six Months Ended       (Inception)
                                                                             June 30,               to
                                                                   ---------------------------   June 30,
                                                                       2003          2002          2003
                                                                    (Unaudited)   (Unaudited)   (Unaudited)
                                                                   ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $ (1,567,713) $   (286,797) $(11,726,425)
    Depreciation                                                         21,265        10,598       150,451
    Non-cash operating expenses                                               -             -       144,901
    (Increase) in deposits                                                    -          (410)         (410)
    Issuance of common stock for services                                23,743             -     2,608,544
    Issuance of options and warrants for services                     1,085,500             -     1,085,500
    Issuance of common stock for expenses paid by third party                 -             -       593,947
    Increase in accrued interest                                         94,216       116,393     1,117,788
    Increase (decrease) in accounts payable and accrued liabilities     (16,900)       23,522       249,971
    Decrease in bank overdraft payable                                   (5,291)            -        (5,291)
    Proceeds from customer deposit                                            -             -       100,000
                                                                   ------------- ------------- -------------
Net cash used in operations                                            (365,180)     (136,694)   (5,681,024)
                                                                   ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                             (2,977)            -      (235,679)
    Increase in patent                                                        -             -    (5,206,051)
                                                                   ------------- ------------- -------------
Net cash provided by (used in) investing activities                      (2,977)            -    (5,441,730)
                                                                   ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes payable                                        (102,158)      136,694     8,504,889
    Proceeds from sale of common stock                                  503,000             -     2,650,550
                                                                   ------------- ------------- -------------
Net cash provided by financing activities                               400,842       136,694    11,155,439
                                                                   ------------- ------------- -------------
Change in cash                                                           32,685             -        32,685

Cash, beginning of period                                                     -             -             -
                                                                   ------------- ------------- -------------

Cash, end of period                                                $     32,685  $          -  $     32,685
                                                                   ============= ============= =============
Supplemental cash flow disclosures:
    Interest expense paid                                          $     63,339  $          -  $    116,793
                                                                   ============= ============= =============
    Income taxes paid                                              $          -  $          -  $          -
                                                                   ============= ============= =============
Non-cash transactions:

    Issuance of common stock for services                          $     23,743  $          -  $  2,608,544
    Issuance of common stock for expenses paid by third party      $          -  $          -  $    593,947
    Issuance of options and warrants for services                  $  1,085,500  $          -  $  1,085,500
    Non-cash operating expenses                                    $          -  $          -  $    144,901
    Issuance of notes payable for patents                          $          -  $          -  $ (5,206,051)

                The accompanying condensed notes are an integral
                       part of these financial statements.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics, Inc. ("the Company") was incorporated in California on July 11, 1995 and is in the development stage. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named Thymus Nuclear Protein (the current formulation of which is now known as and hereinafter referred to as "TNP"). This product, TNP, is used in a drug being developed to treat AIDS. Sales of this product have been limited, primarily for research purposes. The success of the Company will be based upon obtaining certain regulatory approval for its pharmaceutical product TNP to commence commercial operations.

On October 1, 2001, the Company was acquired by 5 Starliving Online, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of 5 Starliving Online, Inc. with Viral Genetics, Inc. as the acquirer (reverse acquisition), wherein Viral became the continuing reporting entity. The net book value of liabilities assumed was $280,275 in the form of notes payable. The historical financial statements prior to October 1, 2001 are those of Viral Genetics, Inc., and are restated for the exchange of 29,750,580 shares of common stock for the original capital stock of Viral Genetics, Inc. 5 Starliving Online, Inc. changed its name to Viral Genetics, Inc. in December, 2001.

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

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding options and

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share (continued) warrants have been excluded from the calculation of diluted loss per share, as they would be antidilutive; accordingly, basic and diluted loss per share is the same.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,726,425 through June 30, 2003. The Company is currently in need of funds to continue its research and development goals. The Company has no cash, has negative working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.

Goodwill and Patents
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, LLC. See Note 4. In completing the acquisition, the Company issued to Therapeutic notes, which currently amount to $7,062,891 including accrued interest. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company intends to amortize the aforementioned patent assets once the Company begins operations.

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

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options and Warrants
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly there is no change is disclosure requirements due to SFAS 148.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees" ("FIN 45") which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. FIN 45 has had no impact on the Company's financial position or results of operations, as the Company has not entered into any of the aforementioned transactions.

NOTE 3 - PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

The following is a summary of property, equipment, and accumulated depreciation:

                                               June 30,           December 31,
                                                 2003                2002
                                           ------------------    ---------------
Equipment
                                                 $ 235,679           $ 232,702
Less accumulated depreciation                     (150,450)           (129,186)
                                           ------------------    ---------------
                                                 $  85,229           $ 103,516
                                           ==================    ===============

Equipment principally consists of machines that can be used to manufacture the drug TNP. Depreciation for the period ended June 30, 2003 was $21,265. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - PATENTS

The Company has the following patents issued:

              Country           Date Issued      Patent No.
        --------------------  ----------------  -------------

        Canada                 March 18, 2003        2220347
        Europe                    May 9, 2001        0826003
        Australia            October 19, 2000         721463
        Euroasia                 July 4, 2000         001100
        South Africa         February 6, 1997        96/3474
        Israel                January 5, 1996       118103/5
        New Zealand            March 17, 1999         308708


The patents all relate to the Company's product, TNP. The Company intends to amortize the aforementioned patent assets once the Company begins production. The Company also has pending patent applications in Argentina, Brazil, Bulgaria, Canada, China, Hong Kong (a divisional application), Japan, South America and the United States. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing products similar to those of the Company. There can be no assurance that patents, if obtained for the aforementioned patent applications, will be enforceable. Patents that were acquired from Therapeutic Genetics, LLC for notes payable are the security underlying the aforementioned notes.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 5 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At June 30, 2003, the Company has the following obligations:

Notes payable to related parties                              $7,945,514
Other notes payable
                                                                 109,986
                                                           --------------
Total                                                         $8,055,500
                                                           ==============

A large portion of the related party notes was due in 2003. The Company did not have the funds necessary to pay the obligations; the debts were restructured in June 2003 with the issuance of 5% convertible notes with principal and interest due March 31, 2008.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Product Liability
The Company may be subjected to future claims resulting from the use of TNP, although the Company is unaware of any product-related litigation or potential claims since TNP was initially marketed. As of June 30, 2003, the Company does not have product liability insurance for TNP.

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

During the six months ended June 30, 2003, the Company signed agreements with several individuals for various consulting and advisory services in exchange for 100,000 stock options for every three months of service (see Note 9).

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Joint Venture
On March 25, 2001, the Company announced a mutual and joint venture agreement with New York International Commerce Group, Inc. ("NYIC") to pursue distribution of TNP in China. As part of the agreement, NYIC shall assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC will be given exclusive distribution rights to TNP in China. During the six months ended June 30, 2003, there was $177,000 expended relating to this venture, including a 5% buy down of the ending royalty from the original agreement.

Other Current Liabilities
In April 2002, the Company announced it had submitted a New Drug Application with the Mexican Department of Health, registering TNP for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities. The application is pending at June 30, 2003. In July 2002, the Company received $100,000 from a hospital in Mexico relating to a potential sale of TNP. The Company has deferred the recognition of this potential revenue until such time that the Mexican government grants the license and the product is delivered. As of June 30, 2003, this amount is classified in the accompanying financial statements under other current liabilities.

NOTE 7 - COMMON STOCK

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

In April 2002, the Company issued 215,000 shares of common stock in a private placement for $150,000 cash. In July 2002, the Company issued 1,654,027 units of stock at $0.80 per unit for $593,947 of debt paid by a third party and $729,275 of notes payable. The units of stock consist of one share of common stock and a warrant to purchase one-half share of common stock. In December 2002, the Company issued 1,000,000 stock options with an exercise price of $0.01 per share that were exercised in December 2002 for $10,000. The Company recorded $140,000 in general and administrative expenses as a result of the issuance of the aforementioned stock options. Also in December 2002, the Company issued 67,837 shares of common stock in November 2002 for services valued at $15,000.

During the six months ended June 30, 2003, the Company issued 33,919 shares of common stock for services valued at $23,743 and 300,000 shares of common stock from options for cash of $3,000 and services valued at $99,000.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 7 - COMMON STOCK (continued)

The Company also issued 2,341,675 shares of common stock for $500,000 cash under a subscription agreement with Prakash Shah. Under the terms of the agreement, if all payments are made in a timely manner, then the subscriber will receive distribution rights in India. The original agreement called for a total of $2,000,000 to be paid by July 14, 2003 in exchange for 4,683,350 shares of common stock. However, as of September 10, 2003, the Company had not received the remaining $1,500,000 and has deemed the contract in default. Renegotiation of the agreement may take place, if the money is received at a later date.

Due to the debt restructuring and the issuance of convertible notes, the Company does not have sufficient shares authorized to allow for conversion and exercise of all of its outstanding options, warrants, and convertible securities. At June 30, 2003, the Company had authorized 80,000,000 shares of common stock. With the exercise and conversion of the foregoing, the Company would need 113,000,000 shares authorized.

NOTE 8 - WARRANTS

During the six months ended June 30, 2003, the Company granted 550,000 warrants for compensation for management roles and consulting services.

The fair value of each warrant granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%, volatility of 109%, expected life of 1 year, and no expected dividends. The value of these warrants in the amount of $171,500 is included in consulting fees expense in the accompanying financial statements.

The following is a summary of stock warrants activity:
                                                                      Weighted
                                                                      Average
                                                          Number      Exercise
                                                         of Shares      Price
                                                        -----------  -----------
Warrants outstanding at December 31, 2002                         -            -
Granted                                                     250,000  $      0.05
Granted                                                     300,000         0.01
Exercised                                                         -            -
                                                        -----------  -----------
Warrants outstanding and exercisable at June 30, 2003       550,000  $      0.03


Weighted average fair value of options
granted during the six months ended June 30, 2003       $      0.31
                                                        ===========

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 9 - STOCK OPTIONS

During the six months ended June 30, 2003, the Company granted 300,000 options under various consulting services agreements at an exercise price of $0.01. These options are granted at a rate of 100,000 options per individual for every three months of service until the termination of the individual agreements. If the options are issued and not exercised upon termination, the options automatically expire. The Company had also issued another 150,000 options for finder's fees to the individuals who have consulting agreements. At June 30, all 200,000 of the options granted had been exercised.

The Company issued 2,300,000 options each to Haig Keledjian, Hampar Karageozian, and Dr. Harry Zhabilov; 250,000 options to Mike Capizzano; and 500,000 to The Therapeutic Group as compensation for management roles. Another 150,000 options were issued as compensation to Monica Ord and Timothy Wright for finder's fees.

The fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%, volatility of 109%, expected life of 1 year, and no expected dividends. The value of these options in the amount of $914,000 is included in consulting fees expense in the accompanying financial statements.

The following is a summary of stock option activity:
                                                                      Weighted
                                                                      Average
                                                          Number      Exercise
                                                         of Shares      Price
                                                        -----------  -----------
Options outstanding at December 31, 2002                         -            -
Granted                                                    400,000   $     0.01
Granted                                                  7,650,000         0.52
Granted                                                     50,000            -
Exercised                                                 (300,000)        0.01
                                                        -----------  -----------
Options outstanding and exercisable at June 30, 2003     7,800,000   $     0.48
                                                        ===========  ===========

Weighted average fair value of options granted
 during the six months ended June 30, 2003              $     0.11
                                                        ===========

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2003

NOTE 10 - OTHER INCOME

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

     From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations, and the Company was also indebted to Therapeutic Genetics, Inc. ("TGI") for the original acquisition of the TNP product and related rights represented by a note in the principal amount of $6,250,000. Pursuant to agreements dated May 22, 2003, Viral Genetics, Inc., completed on June 4, 2003 a restructuring of certain outstanding debt obligations owed to Haig Keledjian, an officer, director and principal stockholder, Hampar Karageozian, an officer, director and principal stockholder, the Tomson Voting Trust of which the trustee is Mr. Keledjian and a beneficiary is Harry Zhabilov, Jr., an officer and director, and TGI.

     TGI has outstanding 23,255,860 shares of capital stock. Haig Keledjian holds 1,122,831 shares of the capital stock of TGI personally, 4,637,606 shares as trustee for an irrevocable voting trust for the benefit of his children, 4,637,606 shares as trustee of the Tomson Trust of which Harry Zhabilov, Jr. is a beneficiary, 1,766,476 shares as trustee for an irrevocable trust established for a group of private investors, and 1,741,670 shares as trustee for an irrevocable trust established for a group of Mr. Keledjian's family members, which together represent a majority of the outstanding capital stock of TGI. Hampar Karageozian holds 4,644,583 shares of the capital stock of TGI.

     Viral Genetics was indebted as of March 31, 2003 to:

     o Mr. Keledjian in the amount of $835,310 representing the principal and accrued interest on funds previously advanced to Viral Genetics.

     o Mr. Karageozian in the amount of $784,904 representing the principal and accrued interest on funds previously advanced to Viral Genetics.

     o The Tomson Trust in the amount of $460,539 representing the principal and accrued interest on funds previously advanced to Viral Genetics.

     o TGI in the amount of $6,976,758 representing the principal and accrued interest on obligations incurred in connection with the acquisition of the TNP product and technology by Viral Genetics from TGI in 1995.

     A substantial portion of the foregoing obligations was due in 2003, and Viral Genetics did not have the funds necessary to pay the obligations. Viral Genetics extended and restructured the obligations through the issuance of convertible promissory notes due 2008 with identical terms but for the principal amounts (the "Notes"). The Notes bear interest at the rate of five percent per annum and all principal and accrued interest is due March 31, 2008. The principal and accrued interest on the Notes may be exchanged at the election of the holder at the rate of $0.30 for one share of common stock and one warrant to purchase an additional share at an exercise price of $0.40 per that expires five years from the date the warrant is issued.

     After this debt restructuring, at June 30, 2003 we had $33,095 of current assets, current liabilities of $459,957, and long-term liabilities of $9,063,302. In May 2003, we entered into a purchase and license agreement with an unrelated third party in India pursuant to which we agreed to sell 3,841,675 shares of common stock for a total of $2.000,000 and grant to the purchaser the right to distribute TNP in India. In May and June 2003 the purchaser paid $500,000 for 2,361,675 shares of common stock, but defaulted on the payment of $1,500,000 due July 14, 2003. As a result of the default Viral Genetics does not expect to receive the additional payment and the distribution rights for India granted to the purchaser are terminated.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In June 2003, Viral Genetics issued four 5% convertible notes due march 31, 2008, to

          Haig Keledjian, an officer, director and principal stockholder, in the principal amount of $835,310;

          Hampar Karageozian, an officer, director and principal stockholder, in the principal amount of $784,904;

          Tomson Voting Trust of which the trustee is Mr. Keledjian and a beneficiary is Harry Zhabilov, Jr., an officer and director, in the principal amount of $460,539; and

          TGI, of which Haig Keledjian owns or controls a majority of the outstanding common stock, in the principal amount of $6,976,758.

The notes were issued to restructure outstanding obligation owed to these persons. The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

     In connection with a stock purchase and license agreement dated May 16, 2003, we agreed to sell 3,841,675 shares of common stock for a total of $2,000,000 to Prakash Shah and grant to him the right to distribute TNP in India. In May and June 2003 we received $500,000 for the purchase of 2,361,675 shares under the agreement. The shares were issued in reliance on the safe harbor exclusion from registration set forth in Regulation S promulgated under the Securities Act of 1933.

     In May and June 2003 we issued 100,000 shares to Monica Ord on exercise of an option to purchase the shares for $0.01 and an additional 100,000 shares for other financial and consulting services. We issued 100,000 shares to Tim Wright on exercise of an option to purchase the shares for $0.01. The shares issued to Ms. Ord and Mr. Wright were valued at $102,000 for financial reporting purposes. Further we issued 33,919 shares valued at $23,743 to Biocomm Communications to settle an outstanding account payable. The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

     We entered into consulting agreements with Sona Wang and Lorna Vanderweghe during June 2003 to provide consulting services on business and product development. Under these agreements, each person has the right to purchase 100,000 shares of Viral Genetics restricted common stock at $0.01 per share at the end of each quarter-annual period beginning in June 2003 and continuing to June 2005 (a total of 800,000 shares for $8,000). Under the consulting agreements, Ms. Wang and Ms. Vanderweghe have the right to include the shares they acquire in any registration statement filed by Viral Genetics to register shares for sale by Viral Genetics or resale by stockholders of Viral Genetics.

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K: On June 18, 2003, Viral Genetics filed a Form 8-K with the Securities and Exchange Commission reporting under the caption "Item 1. Changes in Control of Registrant" the issuance of convertible notes and other securities on June 4, 2003 to restructure certain debt obligations of Viral Genetics, which, if exercised, could result in a change in control.

     Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

 Exhibit      SEC Ref.     Title of Document
   No.           No.

   31.1          31        Certification of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1          32        Certifications of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIRAL GENETICS, INC.


Date: September 12, 2003                  By:   /s/ Haig Keledjian
                                                Chief Executive Officer
                                                Chief Financial Officer