Form 10QSB
period 2003-09-30
VIRAL GENETICS INC /DE/
filed 2003-12-17
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2003 there were 43,398,731 shares of common stock outstanding.

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

                               VIRAL GENETICS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED BALANCE SHEETS

                                                         September 30,
                                                              2003      December 31,
                                                          (Unaudited)      2002
                                                         -------------  -------------
ASSETS

 CURRENT ASSETS
  Cash                                                   $    199,731   $          -

 PROPERTY AND EQUIPMENT (NET)                                  74,670        103,516

 OTHER ASSETS
  Deposits                                                        350            410
  Goodwill and patents                                      5,206,051      5,206,051
                                                         -------------  -------------
  Total Other Assets                                        5,206,401      5,206,461
                                                         -------------  -------------

 TOTAL ASSETS                                            $  5,480,802   $  5,309,977
                                                         =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
  Accounts payable                                       $    243,616   $    266,871
  Accrued wages payable                                       337,500              -
  Bank overdrafts payable                                           -          5,291
  Accrued interest                                              1,922      1,023,572
  Notes payable - related party                                98,150      5,514,241
  Other notes payable                                         309,986         40,000
  Other current liability                                     100,000        100,000
                                                         -------------  -------------
   Total Current Liabilities                                1,091,174      6,949,975
                                                         -------------  -------------

 LONG-TERM LIABILITIES
  Accrued interest                                          1,108,816              -
  Notes payable, related parties                            7,990,059      2,603,416
                                                         -------------  -------------
  Total Long-term Liabilities                               9,098,875      2,603,416

 TOTAL LIABILITIES                                         10,190,049      9,553,391
                                                         -------------  -------------

 COMMITMENTS AND CONTINGENCIES                                      -              -
                                                         -------------  -------------

 STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 20,000,000 shares authorized,
   $0.0001 par value; no shares issued and outstanding              -              -
  Common stock, 80,000,000 shares authorized,
   $0.0001 par value; 44,024,231 and 40,723,137
   issued and outstanding, respectively                         4,402          4,072
  Additional paid-in capital                                6,661,713      5,811,984
  Common stock warrants                                       171,500         99,242
  Common stock options                                        980,000              -
  Deficit accumulated during development stage            (12,526,862)  (10,158,712)
                                                         -------------  -------------
  Total Stockholders' Equity (Deficit)
                                                           (4,709,247)   (4,243,414)
                                                         -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $  5,480,802   $  5,309,977
                                                         =============  =============

                                 VIRAL GENETICS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      From
                                                                                    July 11,
                                                                                      1995
                                                                                   (Inception)
                                 Three Months Ended        Nine Months Ended           to
                                    September 30,            September 30,          September
                                  2003          2002        2003        2002        30, 2003
                               (Unaudited)  (Unaudited)  (Unuadited) (Unuadited)   (Unaudited)
                               ------------ ------------ ------------ ------------ -----------
REVENUES                       $         -  $         -  $         -  $         -  $    347,750
                               ------------ ------------ ------------ ------------ -------------

EXPENSES
 Research and development                -       18,998            -       23,683      6,238,575
 Depreciation expense               10,559       11,037       31,824       32,352        161,010
 Consulting fees                   322,480            -    1,460,607            -      1,526,207
 Joint venture costs               (41,300)           -      135,700            -        135,700
 General and administrative
   expenses                        393,386      724,250      649,495    1,022,936      2,206,909
                               ------------ ------------ ------------ ------------ --------------
 Total Expenses
                                   685,125      754,285    2,277,626    1,078,971     10,268,401
                               ------------ ------------ ------------ ------------ --------------


LOSS FROM OPERATIONS              (685,125)    (754,285)  (2,277,626)  (1,078,971)    (9,920,651)

OTHER INCOME (EXPENSE)
 Other income                            -            -      250,000            -        250,000
 Interest expense                 (115,312)    (114,817)    (340,524)    (350,547)    (2,856,211)
                               ------------ ------------ ------------ ------------ --------------
 Total Other Income (Expense)     (115,312)    (114,817)     (90,524)    (350,547)    (2,606,211)


LOSS BEFORE INCOME TAXES          (800,437)    (869,102)  (2,368,150)  (1,429,518)   (12,526,862)


INCOME TAXES                             -            -            -            -              -
                               ------------ ------------ ------------ ------------ --------------

NET LOSS
                               $  (800,437) $  (869,102) $(2,368,150) $(1,429,518) $ (12,526,862)
                               ============ ============ ============ ============ ==============

 NET LOSS FROM OPERATIONS
 PER COMMON SHARE,
 BASIC AND DILUTED             $     (0.02) $     (0.02) $     (0.06) $     (0.04)
                               ============ ============ ============ ============

 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED              43,590,215   39,655,300   41,903,424   38,484,282
                               ============ ============ ============ ============

                                  VIRAL GENETICS, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       July 11, 1995
                                                 Nine Months Ended       (Inception)
                                                   September 30,              to
                                              -------------------------  September 30,
                                                 2003          2002          2003
                                              (Unaudited)   (Unaudited)  (Unaudited)
                                              ------------  ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                  $(2,368,150)  $(1,429,518) $(12,526,862)
    Depreciation                                   31,824        32,352       161,010
    Non-cash operating expenses                         -             -       144,901
    Common stock issued for services               38,243             -     2,623,044
    Options and warrants issued for services    1,250,500             -     1,250,500
    Common stock issued for expenses paid
     by third party                                     -       593,947       593,947
    Notes payable issued for services             135,407             -       135,407
    Notes converted to accrued wages              (25,000)            -       (25,000)
    (Increase) in related party receivable              -      (158,038)
    Increase in accrued interest                   87,166       308,534     1,110,738
    Increase (decrease) in accounts payable       (23,255)      333,463       243,616
    Increase in accrued wages payable             337,500             -       337,500
    Decrease in bank overdraft payable             (5,291)            -        (5,022)
    Proceeds from customer deposit                      -             -       100,000
                                              ------------  ------------ -------------
Net cash used in operations                      (541,056)     (319,260)   (5,856,221)
                                              ------------  ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) in deposits                    60          (410)         (350)
    Acquisition of equipment                       (2,977)            -      (235,679)
    Acquisition of patent                               -             -    (5,206,051)
                                              ------------  ------------ -------------
Net cash provided by (used in) investing
  activities                                       (2,917)         (410)   (5,442,080)
                                              ------------  ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in notes payable                   130,130       169,670     8,537,177
    Proceeds from exercise of options               3,000             -         3,000
    Proceeds from sale of common stock            610,574       150,000     2,758,124
                                              ------------  ------------ -------------
Net cash provided by financing activities
                                                  743,704       319,670    11,298,301
                                              ------------  ------------ -------------

Change in cash                                    199,731             -             -
Cash, beginning of period                               -             -             -
                                              ------------  ------------ -------------
Cash, end of period                           $   199,731   $         -  $          -
                                              ============  ============ =============

Supplemental cash flow disclosures:
    Interest expense paid                     $   115,313   $         -  $    168,767
                                              ============  ============ =============
    Income taxes paid                         $         -   $         -  $          -
                                              ============  ============ =============
Non-cash transactions:
    Common stock issued for services          $    38,243   $         -  $  2,623,044
    Common stock issued for expenses paid
      by third party                          $         -   $   593,947  $    593,947
    Common stock issued for notes payable     $         -   $   729,275  $    729,275
    Issuance of options and warrants for
      services                                $ 1,250,500   $         -  $  1,250,500
    Non-cash operating expenses               $         -   $         -  $    144,901
    Notes payable issued for patents          $         -   $         -  $ (5,206,051)
    Notes payable issued for services         $   135,407   $         -  $    135,407
    Notes converted to accrued wages          $   (25,000)  $         -  $    (25,000)

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003


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

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share (continued)
outstanding.  Outstanding  options  and  warrants  have been  excluded  from the
calculation  of  diluted  loss  per  share,  as  they  would  be   antidilutive;
accordingly, basic and diluted loss per share is the same.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $12,526,862 through September 30, 2003. The Company is currently in need of funds to continue its research and development goals. The Company has no cash, has negative working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.

Goodwill and Patents

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, LLC. See Note 4. In completing the acquisition, the Company issued to Therapeutic notes, which currently amount to $7,151,546 including accrued interest. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company intends to amortize the aforementioned patent assets once the Company completes its testing and the products are approved for treatment purposes.

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

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003

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

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are three to five years.

The following is a summary of property, equipment, and accumulated depreciation:

                                             September 30,        December 31,
                                                 2003                 2002
                                           ------------------    ---------------

Equipment                                  $        235,680      $      232,702
Less accumulated depreciation                      (161,010)           (129,186)
                                           ------------------    ---------------
                                           $         74,670      $      103,516
                                           ==================    ===============


Equipment principally consists of machines that can be used to manufacture the drug TNP. Depreciation for the nine months ended September 30, 2003 was $31,824. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.


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

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003

NOTE 4 - PATENTS (continued)

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


NOTE 5 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At September 30, 2003, the Company has the following obligations:

Notes payable to related parties                              $8,088,209
Other notes payable                                              309,986
                                                           --------------
Total                                                         $8,398,195
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

On September 30, 2003, the Company executed a convertible debenture with Tom Little in the amount of $200,000. The terms of this note require payment due on the earlier of December 30, 2003, or any event of default as defined in the agreement. However, any or all of the outstanding principal can be converted at any time at the option of the holder.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements
In December 2002, the Company signed an agreement with Voluto Ventures, LLC for various management and advisory services. Under the agreement, the Company issued 1,000,000 stock options with an exercise price of $0.01 per share, which were exercised in December 2002 and the Company potentially will issue to Voluto Ventures, LLC up to a total of 2,000,000 additional stock options with an exercise price of $0.01 per share and potentially pay $10,000 per month for services rendered. This agreement was cancelled.

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

During the nine months ended September 30, 2003, the Company signed agreements with several individuals for various consulting and advisory services in exchange for 100,000 stock options for every three months of service (see Note
8).

Product Liability
The Company may be subjected to future claims resulting from the use of TNP, although the Company is unaware of any product-related litigation or potential claims since TNP was initially marketed. As of September 30, 2003, the Company does not have product liability insurance for TNP.

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

Joint Venture
On March 25, 2001, the Company announced a mutual and joint venture agreement with New York International Commerce Group, Inc. ("NYIC") to pursue distribution of TNP in China. As part of the agreement, NYIC shall assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC will be given exclusive distribution rights to TNP in China. During the six months ended September 30, 2003, there was $177,000 expended relating to this venture, including a 5% buy down of the ending royalty from the original agreement.

Other Current Liabilities
In April 2002, the Company announced it had submitted a New Drug Application with the Mexican Department of Health, registering TNP for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities. The application is pending at September 30, 2003. In July 2002, the Company received $100,000 from a hospital in Mexico relating to a potential sale of TNP. The Company has deferred the recognition of this potential revenue until such time that the Mexican government grants the license and the product is delivered. As of September 30, 2003, this amount is classified in the accompanying financial statements under other current liabilities.

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003

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

During the nine months ended September 30, 2003, the Company issued 553,000 shares of common stock for cash of $110,574, 33,919 shares for services valued at $23,743, 72,500 shares for services valued at $14,500 and 300,000 shares of common stock from options for cash of $3,000 and services valued at $99,000.

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

Due to the debt restructuring and the issuance of convertible notes, the Company does not have sufficient shares authorized to allow for conversion and exercise of all of its outstanding options, warrants, and convertible securities. At September 30, 2003, the Company had authorized 80,000,000 shares of common stock. With the exercise and conversion of the foregoing, the Company would need 115,000,000 shares authorized.

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003

NOTE 8 - WARRANTS

During the nine months ended September 30, 2003, the Company granted 550,000 warrants for compensation for management roles and consulting services.

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

The following is a summary of stock warrants activity:

                                                                Weighted
                                                                Average
                                                Number          Exercise
                                                of Shares       Price
                                                ---------       --------
Warrants outstanding at December 31, 2002               -              -
Granted                                           250,000       $   0.05
Granted                                           300,000           0.01
Exercised                                               -              -
                                                ---------       --------
Warrants outstanding and exercisable at
  September 30, 2003                              550,000       $   0.03
                                                =========       ========
Weighted average fair value of options grant
  during the nine months ended September 30,
  2003                                          $   0.31
                                                =========

NOTE 9 - STOCK OPTIONS

During the nine months ended September 30, 2003, the Company granted 900,000 options under various consulting services agreements at an exercise price of $0.01. These options are granted at a rate of 100,000 options per individual for every three months of service until the termination of the individual agreements. If the options are issued and not exercised upon termination, the options automatically expire. At September 30, 300,000 of the options granted had been exercised.

The Company issued 2,300,000 options each to Haig Keledjian, Hampar Karageozian, and Dr. Harry Zhabilov; 250,000 options to Mike Capizzano; and 500,000 to The Therapeutic Group as compensation for management roles. Another 150,000 options were issued as compensation to Monica Ord and Timothy Wright for finder's fees.

                             VIRAL GENETICS, INC.
                         (A Development Sage Company)
                 Condensed Notes to the Financial Statements
                              September 30, 2003

NOTE 9 - STOCK OPTIONS (continued)

The fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%, volatility of 165%, expected life of 1 year, and no expected dividends. The value of these options in the amount of $1,079,000 is included in consulting fees expense in the accompanying financial statements.

The following is a summary of stock option activity:

                                                                Weighted
                                                                Average
                                                Number          Exercise
                                                of Shares       Price
                                                ---------       --------
Options outstanding at December 31, 2002                -              -
Granted                                           900,000       $   0.01
Granted                                         7,650,000           0.52
Granted                                            50,000              -
Exercised                                        (300,000)          0.01
                                                ---------       --------
Options outstanding and exercisable at
  September 30, 2003                            8,300,000       $   0.46
                                                =========       ========

Weighted average fair value of options granted
  during the nine months ended September 30,
  2003                                          $    0.13
                                                =========

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

NOTE 11 - SUBSEQUENT EVENTS

In October 2003, the Company issued 220,000 shares of common stock for exercise of warrants valued at $11,000 and another 333,573 shares of common stock in exchange for convertible debt and interest valued at $100,072.

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

     After this debt restructuring, at September 30, 2003 we had $199,731 of current assets, current liabilities of $1,091,174, and long-term liabilities of $9,098,875. In May 2003, we entered into a purchase and license agreement with an unrelated third party in India pursuant to which we agreed to sell 4,683,350 shares of common stock for a total of $2,000,000 and grant to the purchaser the right to distribute TNP in India. In May and June 2003 the purchaser paid $500,000 for 2,341,675 shares of common stock, but defaulted on the payment of $1,500,000 due July 14, 2003. As a result of the default Viral Genetics does not expect to receive the additional payment and the distribution rights for India granted to the purchaser are terminated.

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

Item 3.  Controls and Procedures

     As of September 30, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                          PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In September 2003, Viral Genetics issued to Tom Little a convertible debenture due in September 2004 in the principal amount of $200,000 for cash in that amount. The debenture does not accrue interest and is convertible at the election of the holder to common stock at the rate of one share for principal equal to the greater of $0.18 or 70 percent of the fair market value per share of Viral Genetic's common stock as of the trading day immediately preceding the day notice of conversion is given by the holder. The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

     In September 2003, Viral Genetics sold 553,000 shares of common stock to a limited group of accredited investors for cash in the amount $110,574. The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

     In September 2003, Viral Genetics issued 72,500 shares for services valued at $14,500 to two accredited investors. The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item 5.  Other Information

     In  September  2003,  Viral  Genetics   increased  the  number  of  persons
comprising the board of directors to five and appointed Timothy Wright, III to fill the resulting vacancy in the board.

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

                                          VIRAL GENETICS, INC.



Date: December 16, 2003                   By:   /s/ Haig Keledjian
                                                Chief Executive Officer
                                                Chief Financial Officer