Form 10KSB
period 2003-12-31
VIRAL GENETICS INC /DE/
filed 2004-05-11
CIK 1091326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

         [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to _______________.

                        Commission File Number 000-26875

                              VIRAL GENETICS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                   33-0814123
    --------------------------------           ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

                   905 Mission Street, So. Pasadena, CA 91030
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (626) 441-3282
                           ---------------------------
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                         -------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $0

The aggregate market value of the issuer's voting stock held as of February 28, 2003, by non-affiliates of the issuer was $18,044,479.

As of February 28, 2004, the issuer had 50,138,996 shares of its common stock outstanding.

Transitional Small Business Format: Yes [ ] No [X]

Documents incorporated by reference: See item 13 for Exhibits and Reports on Form 8-K


                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                               3
2.    Description of Property                                              13
3.    Legal Proceedings                                                    13
4.    Submission of Matters to a Vote of Security Holders                  13

Part II

5.    Market for Common Equity and Related Stockholder Matters             14
6.    Management's Discussion and Analysis or Plan of Operation            15
7.    Financial Statements                                                 19
8.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                             19
8.A   Controls and Procedures                                              19

Part III

9.    Directors, Executive Officers, Promoters and Control 12 Persons;
      Compliance with Section 16(a) of the Exchange Act                    20
10.   Executive Compensation                                               21
11.   Security Ownership of Certain Beneficial Owners and Management       23
12.   Certain Relationships and Related Transactions                       25
13.   Exhibits and Reports on Form 8-K                                     26
14.   Principal Accountant Fees and Services                               27


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

                                     PART I

Item 1. BUSINESS

Overview

Viral Genetics, Inc. ("Viral Genetics" or the "Company") is a drug discovery and development company developing a series of diagnostic and/or therapeutic applications aimed primarily at the treatment of infectious disease, autoimmune diseases and immunological deficiency from its platform Thymus Nuclear Protein technology. If we are successful in our development efforts, our corporate strategy is to engage third parties through licensing, joint venture, or other arrangements to effect commercial manufacture, marketing and distribution. As a research and development company, the Company currently has no revenues.

Our platform technology is Thymus Nuclear Protein or "TNP" - a processed extract of mammalian thymus tissue. Our lead drug candidate is a treatment for HIV and AIDS for which we have conducted 4 human clinical trials outside of the United States to examine for safety and efficacy. During our trials, we did not observe any significant adverse effects related to the study drug by physical exam, subjective complaints from patients, or routine blood work. Based on blood tests of the principal indicators of HIV infection, including PCR (Polymerase Chain Reaction - which detects HIV genetic material) and PBMC (Peripheral Blood Mononuclear Cell - which detects living HIV in the blood) viral load assays, there was a marked decrease in HIV viral load in over half of the subjects tested. This continued through the follow-up evaluation periods, where many subjects also experienced weight stabilization or weight gain.

During and after these 4 human clinical trials, we observed that some test subjects suffering from other clinical conditions reported anecdotal improvements in the symptoms of other illnesses such as Herpes and Hepatitis C. It is for these reasons that we view TNP as a platform for drug development as opposed to a product in and of itself. Consequently, we have distinguished 3 separate drug candidates from TNP for future clinical development although our primary focus continues to be our lead drug candidate for the treatment of HIV and AIDS which we now refer to as "VGV-1". Our 2 other TNP-based investigatory candidates, which are all in very early stages of preclinical development, are "VGV-HCV" for Hepatitis C, and "VGV-2H" for oral and genital Herpes. Unlike VGV-1, no clinical trials have been conducted to specifically evaluate the efficacy of VGV-HCV or VGV-2H.

Our lead drug candidate, VGV-1, is in the preclinical stage of development in the USA where we have yet to formally file an Investigational New Drug application ("IND") with the US FDA, and in later-stage development outside the United States where we have conducted 4 human clinical trials.

While we plan to continue to seek commercial registration of our primary drug candidate, VGV-1, outside of the United States in certain countries and regions where we have already expended considerable effort and expense, our primary goal for the clinical development of all of our drug candidates is to initiate the regulatory review process under the FDA in the United States beginning with VGV-1. This entails filing an IND for each drug candidate with the FDA after achieving certain developmental milestones. To this end, we have completed research of VGV-1 related to its mechanism of action and characterization and are undertaking additional testing that is required prior to submission of an IND.

Using more refined binding assays than we used in previous research, we recently confirmed that components of VGV-1 bind HIV-1 surface glycoproteins as well as human CD4+ T cells (key components of the human immune system). While further laboratory studies need to be conducted to understand the exact mechanism of action, it appears that the binding of VGV-1 to the key molecules involved in HIV infection could explain its apparent activity in our 4 clinical studies.

We have also begun research into other drug candidates and protein-based platforms for drug development not mentioned above, including prospective treatments intended for the treatment of Multiple Sclerosis and Alzheimer's Disease however these are in very early stages of development.

The Company operates a small research laboratory, but is seeking expanded facilities in southern California to increase its research capability. Manufacturing capacity is limited to the early stages of raw materials processing and small batches of finished product. Subcontractors are used for production of larger batches for clinical trials.

The Company was incorporated under the laws of the state of Delaware on June 8, 1998, and in October 2001 acquired its subsidiary California corporation (incorporated in 1995), Viral Genetics, Inc. ("VGI"). The Company's corporate offices are located at 905 Mission Street, South Pasadena, California, 91030.

Products, Research and Development

Our research focuses on isolating and identifying biologically-active proteins and protein fragments from mammalian sources with diagnostic and therapeutic applications in infectious disease, autoimmune conditions, and immunological deficiency. Our platform technology is TNP which is an extract of mammalian thymus tissue. We are also researching other protein-based platform technologies and drug candidates, although they are in very early stages of development. To date, we have identified 3 drug candidates from the TNP platform which are in various early stages of development and none are presently approved for sale.

We view TNP as a platform technology following anecdotal observations of improvements in some subjects suffering from other clinical conditions in our human clinical trials. Many people who suffer from AIDS - particularly in the later stages of the disease - also suffer from other infections or clinical conditions including viral infection, rare types of cancer, and bacterial infections. During the course of our 4 trials we also observed that some of our subjects that were suffering from such other conditions as oral or genital Herpes and Hepatitis C infection appeared to show anecdotal signs of improvement in the symptoms of those conditions. While our human clinical trials were not designed specifically for this purpose and we cannot say that statistically significant results have been observed, we elected to distinguish the possible uses of TNP for these other illnesses as separate products for future research. We therefore elected to rename our HIV and AIDS drug candidate as "VGV-1".

We have also begun research into other protein-based therapeutic products and potential platform technologies that are not based on TNP. These are in very early stages of development and evaluation, so further discussion of these products is premature at this time.

VGV-1
-----

Viral Genetics' lead drug candidate, VGV-1, is a prospective treatment for HIV infection and AIDS based on our TNP platform. VGV-1 is extracted from mammalian thymus tissue, processed, and administered through intramuscular injection. Historically, the Company has allocated the majority of its efforts to the clinical development of VGV-1. Viral Genetics acquired the intellectual property rights underlying VGV-1 from Therapeutic Genetics, Inc. through an Assignment of Patent in 1995.

According to reports published by the United Nations health agency UNAIDS, approximately 42 million people are currently believed to be HIV positive worldwide. AIDS is the leading cause of death in Africa and the fourth leading cause globally. Approximately 470,000 to 730,000 individuals are believed to be HIV infected in North America. The epidemic proportions of HIV infection worldwide clearly indicate that there is a substantial market for drugs that have therapeutic benefits in treating the disease.

Once in the body, viruses must invade a host cell in order to reproduce. In the case of HIV, the host cell is a type of white blood cell known as a T-cell, which is a part of the immune system. Once inside the T cell, the virus uses the cell's own metabolic "machinery" to produce millions of copies of itself. As a result, the infected T-cell eventually bursts open and the new HIV viruses go on to infect and kill more T cells. HIV is so devastating to the human host because T-cells are a major component of the human immune system and are responsible for defending the human body against infection and tumors. As more and more T-cells are destroyed over time, the host's overall immune system weakens and the body is ultimately left virtually defenseless against secondary, opportunistic infections and tumors.

HIV infection is primarily treated through Highly-Active Antiretroviral Therapy ("HAART") - combinations of various antiviral drugs that target the virus itself or its method of reproduction. There are also newer classes of drugs that target the fusion of HIV to the human T-Cell. The major classes of HIV treatment are Nonnucleoside Reverse Transcriptase Inhibitors, Nucleoside Reverse Transcriptase Inhibitors, Protease Inhibitors, and Fusion Inhibitors. Where it has succeeded, HAART therapy has altered the nature of HIV disease, transforming an almost uniformly fatal illness into a chronic, but apparently stable condition.

The means of making available effective treatment to the majority of people with HIV/AIDS is an urgent issue of global significance. Even where such treatment is available its use is complicated by a number of factors, including moderate to severe side effects, onerous dosing regimens, drug-drug interactions, and the development of drug-resistant strains of the virus. In addition, these drugs are very expensive. Thus, development of new and inexpensive therapeutics with simple dosing regimens is an extremely important task and represents a clear market opportunity.

To date, we have conducted 4 human clinical trials of VGV-1 outside of the United States. These clinical trials represent a total sample of 82 human subjects of varying degrees of viral load, immunological competency, clinical condition, and treatment history, among other factors.

The first human clinical trial involved 18 HIV-1 infected subjects who were followed up for 18 months. The second trial involved 20 HIV-1 infected subjects who were followed up for 9 months. The third trial involved 10 HIV-1 infected late-stage AIDS subjects who were resistant to existing combination anti-retroviral therapy treatment and who were followed up for 6 months. The fourth trial involved 34 HIV-1 infected treatment-naive subjects (meaning they had not received any form of antiretroviral therapy) who were followed up for 9 months. The clinical endpoints of our trials - or measurable variables that define the success or failure of a clinical trial - have evolved with the scientific and medical understanding of HIV and AIDS. Consequently, primary endpoints of our clinical trials have included:

         a) Human T cell counts (including CD3, CD4, and CD8 subsets)
         b) Viral load in plasma using PCR
         c) Viral load by PBMC
         d) Clinical condition (including blood testing and body weight)

No significant adverse effects related to VGV-1 were noted by physical exam, subjective complaints from patients, or routine blood work during any of the trials. Based on blood tests of the principal indicators of HIV infection, including PCR and PBMC assays, overall decreases in viral load from baseline were noted in over half of subjects tested. This continued through the follow-up evaluation periods, where many subjects experienced weight stabilization or weight gain.

The results of our most recent Chinese study are now being analyzed and summarized in a report. We expect to have this report completed in the second calendar quarter of 2004.

The mechanism by which VGV-1 affects HIV infection is not fully understood. Recently, the Company completed additional research related to VGV-1's mechanism of action and characterization using newer types of binding assays. The results of this research confirmed that components of VGV-1 bind CD4+ molecules expressed on human T cells as well as gp41 and gp120 molecules expressed on the surface of HIV particles. Further studies may demonstrate if such binding of VGV-1 to the key molecules involved in HIV infection could inhibit virus/cell interaction and/or virus replication. We are therefore designing additional experiments aimed at further refining the understanding of VGV-1's specific binding properties and its apparent biological activity. Ultimately, this research is intended to explain the apparent ability of VGV-1 to reduce HIV viral load as indicated by the Company's human clinical trials conducted to date.

2003 Research & Development
---------------------------

Viral Genetics spent approximately $841,461 on development of its drug candidates in calendar year 2003, compared to approximately $30,567 in 2002. The significant difference between 2002 and 2003 research and development expenses is due to a reclassification of certain expense categories. We estimate we will spend an additional $1,000,000 in 2004 on product testing and development. We further estimate a budget of approximately $1,000,000 in order to conduct the clinical trial we were recently approved for in South Africa. We are currently seeking additional debt or equity financing to fund our product testing and development budget. We are also currently seeking a strategic partner or investor to manage and finance our South African subsidiary.

Joint Ventures, Business Relationships and Distribution

CHINA
-----

Viral Genetics entered into an agreement on March 25, 2002, with New York International Commerce Group, Inc. ("NYIC"), to pursue distribution of VGV-1 in China (the "NYIC Joint Venture"). As part of the NYIC Joint Venture, NYIC was to assist Viral Genetics in securing a State Food and Drug Administration ("SFDA", formerly called State Drug Administration or SDA) certification of VGV-1, after which NYIC would distribute product in China. In July, 2003, the Agreement was amended to reduce by 5% the royalty that would be payable to NYIC upon successful certification of VGV-1 following the Company's payment to NYIC of $70,000.

In August 2002, the Company entered into a Letter Agreement with the Chinese Center for Disease Control and Prevention, the National Center for AIDS and STD Prevention and Control, and Beijing Ditan Hospital (the "Chinese National AIDS Center") to conduct a human clinical trial of VGV-1 via humanitarian contribution.

In March 2003, at the Chinese National AIDS Center the Company initiated this human clinical trial - designated as the "CHINAIDS Project" - and the treatment phase was completed in May 2003. The trial involved administration of VGV-1 to 34 AIDS patients in advanced stages of the disease that had not been treated with any other drug regimen. Collection of data occurred at various points during treatment and a 270-day follow-up period. The primary study endpoints were set to improvement in viral load, as measured by PCR and PBMC testing, as well as stabilization or increase in body weight. In November 2003, the follow up data collection portion of the CHINAIDS clinical trial was completed. The Company is now in the process of completing statistical analysis and a written summary of the data collected, which we expect to complete in the second calendar quarter of 2004.

On January 29, 2004, Viral Genetics filed an application for a Foreign Drug Import Certificate with the SFDA. This application, which seeks permission to import, market and distribute VGV-1 in China, may be accepted outright, accepted with a requirement for additional testing, subject to follow-up, or rejected outright. Parallel to this, the Company has also applied for admission to the "Green Channel," which is a fast track drug review procedure that seeks to expedite the review process without lowering evaluation standards.

The import application is currently under review by the SFDA. Upon the SFDA's acknowledgement that the application is complete, an official receipt will be provided as will a ruling as to its admissibility into the Green Channel. If the Company's application is accepted and designated to the Green Channel, we have been advised that the entire application review process for the Foreign Drug Import Application will entail a period equal to approximately one year. We have been advised that this one year period would be inclusive of any additional testing and paperwork. If the application is accepted but Green Channel status is not granted, the review period will be in excess of one year.

On March 13, 2004, representatives of our Chinese subsidiary participated in a meeting with an SFDA pre-evaluation committee to review the completeness of the application. At this meeting, the SFDA indicated several areas of the application that it desired to have supplemented and raised a series of technical questions related to VGV-1's basic science. We addressed these initial concerns and we are now working through additional feedback received from the SFDA. We expect that this process will continue throughout the application's review. Some of the responses to the SFDA's questions are contingent on the completion of certain additional laboratory testing, including testing that will also be used for our planned IND filing with the FDA.

In the third quarter of 2003, NYIC advised us that it was unable to continue funding its ongoing operation and the NYIC Joint Venture was terminated pursuant to a Termination Agreement effective October 1, 2003,. As a result, the Company acquired all of the Chinese assets of NYIC and incorporated Viral Genetics (Beijing) Ltd., a wholly owned subsidiary ("Viral China"), to continue pursuing clinical development of VGV-1 in China. Viral China has hired the former principal Chinese employees of NYIC, including Mr. Richard Liu, who currently serves as President of Viral China. Under the Termination Agreement Viral Genetics issued to NYIC common stock and options to purchase additional common shares, and agreed to pay to NYIC a royalty equal to 5% of the gross profits from sales of VGV-1 in China for 15 years.

Simultaneous with the NYIC Termination Agreement, the Services Agreement with L&M Global Ventures, Inc. that the Company had been party to was also terminated pursuant to a Termination Agreement dated October 1, 2004. As part of the L&M Termination Agreement, Viral Genetics issued to L&M shares of common stock and options to purchase additional common shares, and agreed to pay to L&M a royalty equal to 2% of the gross profits from sales of VGV-1 in China for 15 years.

Africa and Asia
---------------

In 2002 and 2003, the Company entered into several Licensing Agreements for distribution rights to VGV-1 in various countries in Africa and India. As of December 31, 2003, these agreements, which included non-refundable cash payments or purchases of Viral Genetics common stock, are all terminated.

South Africa
------------

During the second half of 2003, on behalf of a former licensee the Company sponsored an application with the Medicines Control Council (the "MCC") of South Africa requesting permission to conduct a human clinical trial of VGV-1. Also on behalf of a former license, the Company contracted with a leading South African contract research organization, Virtus Clinical Development (Pty) Ltd., to design and administer the trial for which a budget of approximately $1,000,000 has been established.

In February 2004, the Company was advised by the MCC that permission had been granted to conduct a multi-center, randomized, double-blind, placebo-controlled human clinical trial in South Africa. This human clinical trial involves 80 subjects at 4 test centers throughout South Africa and is designated by the MCC as a "Phase III study", although we emphasize that each jurisdiction's regulatory agency has its own standards for designation of a trial as Phase III. The endpoint has been set as the delay of the requirement for prescription of HAART therapy, which is based on viral load, CD4+ counts and clinical condition of the subjects. The trial protocol requires 6 months of follow up after the treatment phase is complete. Therefore, unless it is amended, which we do not expect, and allowing for enrollment delays the trial would require a total of 10-12 months to complete.

Because of the inability of our former licensee to finance the trial and the subsequent termination of that license, we are now solely responsible for financing our approved clinical trial in South Africa which is to be conducted by our South African subsidiary, Viral Genetics South Africa (Proprietary) Limited. As a result, we are currently seeking financing for our South African subsidiary or a suitable partner with the capital resources, expertise and/or distribution capability to pursue clinical development in South Africa.

Mexico
------

The Company was party to a distribution agreement with Soluciones Avanzadas Para La Salud ("SAVSA"), dated July 14, 1999, to distribute VGV-1 in Mexico, Central America, South America, and the Caribbean. The agreement was for a term of 7 years but could be terminated by us for failure by SAVSA to register VGV-1 within 12 months. We consider this agreement terminated for non-performance by SAVSA.

Under a related agreement between Viral Genetics, SAVSA, and Labortorios Senosiain S.A. de C.V. ("LSSA") dated July 11, 2001, LSSA agreed to participate in submission of an application in Mexico and render additional distribution services in Mexico. The agreement with SAVSA and LSSA is considered terminated.

Prior to the termination of these agreements, in February 2002, the Company applied for registration of VGV-1 as a treatment for late-stage AIDS patients in Mexico (the "Mexican License Application"). Alongside this application, the Company also filed an application for an expanded human clinical trial on subjects in earlier stages of HIV-AIDS with higher degrees of immunocompetency in Mexico (the "Mexican Clinical Trial Application").

The Mexican License Application is pending following advisement by the Mexican Secretariat of Health that additional data is required. The protocol portion of the Mexican Clinical Trial Application was approved but we cannot proceed with the trial unless and until we locate suitable facilities to conduct the trial on acceptable terms and conditions.

It is the Company's position that it will only pursue additional clinical development in Mexico or incur other significant expenses in Mexico with a strategic partner willing to bear the cost of clinical development in Mexico and manage the development process.

Manufacturing and Raw Materials

For the purposes of conducting laboratory testing, the Company currently manufactures its drug candidates in small batches using both in-house capabilities and contract manufacturers. When required for clinical trials VGV-1 is manufactured in larger batches.

The Company has the equipment and facilities required to produce small, non-commercial sized batches of all of its drug candidates. The Company also has equipment capable of producing its drug candidates in larger, commercial quantities, but lacks an appropriate facility to do so.

For clinical trials of VGV-1 the Company manufactures in 2 stages whereby early stages are completed at the Company's research laboratory and the later stages are contracted to a third-party manufacturer. Alternatively, Viral Genetics will sometimes utilize the third-party manufacturing facilities to complete the entire process, including both early and late stages.

For the purposes of subcontracting of manufacturing in the past, the Company has utilized the facilities of a manufacturer that is controlled by a director of the Company though no formal agreement is in place with the manufacturer. Given the close relationship with the owner of the manufacturer and the number of available alternatives, the Company does not believe it necessary to enter into such an agreement at the present time.

Upon such time as a larger scale human clinical trial (in excess of 200 subjects) of one of the Company's drug candidates is conducted or commercial sale approval is granted, the Company will have to obtain additional manufacturing capacity to meet expected demand. In order to retain control of certain proprietary processes, the Company intends to complete early stages of production of its drug candidates, which requires that the Company acquire or otherwise make arrangements for expanded manufacturing capacity. The Company intends that later stages of manufacturing will be contracted out to an appropriately qualified and approved subcontractor in the USA or abroad.

The Company is currently seeking new facilities, which will include consolidated office, lab and expanded manufacturing space. It is planned that any new facilities will allow for a level of manufacturing capacity sufficient to maintain early-stage production necessary to carry out the Company's clinical development strategy including supplying necessary product for large-scale clinical trials.

Proprietary Rights

In the aggregate, considering the vigorous competition among drug manufacturers and the competition we might expect should any of our drug candidates prove to be accepted, our patent and related intellectual property rights are of material importance to our proposed business in the United States and other countries. The patent rights we consider significant in relation to our business as a whole are covered by U.S. patent application number 08/641,936, Compositions and Methods for Detecting and Treating Immunodeficiency Syndrome, which is now pending. These patent rights have been approved in Armenia, Austria, Australia, Azerbaijan, Bulgaria, Belarus, Canada, Switzerland, Germany, Denmark, Eurasia, EPC, Spain, France, Great Britain, Hong Kong, Ireland, Israel, Italy, Kyrgyzstan, Kazakhstan, Liechtenstein, Monaco, Moldova, Netherlands, New Zealand, Russia, Tajikistan, and Turkmenistan. We have also filed for these patent rights in Argentina, Brazil, China, Japan, and South Africa. We are continually evaluating whether additional patent applications may be appropriate to protect extensions and variations of our product.

Under international agreements in recent years, global protection of intellectual property rights is improving. The General Agreement on Tariffs and Trade requires participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of a ten-year transition period. A number of countries are doing this. Patent protection in other countries where we have registered patents, including, the European Patent Office, The Eurasian Patent Organization, New Zealand, Australia, and Israel, extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The expiration of a product patent or loss of patent protection resulting from a legal challenge would be expected to result in significant competition from generic products against the covered product and, particularly in the U.S., could result in a significant reduction in sales of the pioneering product. If we were to lose patent protection, we may be able to continue to obtain commercial benefits from product manufacturing trade secrets, patents on use of our product, and patents on processes and intermediates for the economical manufacture of the active ingredients. The effect of product patent expiration or loss also depends upon the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of manufacture of the product, and the requirements of generic drug laws.

Our main subsidiary, VGI, is party to an Assignment of Patent agreement dated August 1, 1995, under which Therapeutic Genetics, Inc., a California corporation ("TGI"), assigned all of its rights in the patent pertaining to TNP to VGI for a note in the principal amount of $6,250,000 and a continuing royalty equal to 5 percent of gross sales of products using the patented technology. TNP, a protein used or useful for the treatment of infectious diseases, forms the fundamental basis for three of the Company's drug candidates. The stockholders of TGI are all of the same persons who were former stockholders of VGI prior to our acquisition of it in October 2001.

Competition

Competition is intense in the pharmaceutical business and includes many large and small competitors. Technological innovations affecting efficacy, safety, patient ease of use, and cost effectiveness by other pharmaceutical companies with greater financial and research resources working on competitive products could result in products that offer the same or similar benefits as our products. We intend to compete with existing products on the basis of product quality and efficacy, product safety, economic benefit, and/or promotion directly and through distributor relationships we are now forming.

HIV/AIDS
--------

The major classes of HIV treatment are Nonnucleoside Reverse Transcriptase Inhibitors ("NNRTIs"), which include Delavirdine (Rescriptor), Efavirenz (Sustiva), and Nevirapine (Viramune); Nucleoside

Reverse Transcriptase Inhibitors ("NRTIs") which include Abacavir (Ziagen), Abacavir+Lamivudine+Zidovudine (Trizivir), Didanosine (Videx, ddI), Emtricitabine (Emtriva, FTC), Lamivudine (Epivir, 3TC), Lamivudine+Zidovudine (Combivir), Stavudine (Zerit, d4T), Tenofovir DF (Viread), Zalcitabine (Hivid, ddC) and Zidovudine (Retrovir, AZT, ZDV); Protease Inhibitors ("PIs") which include Amprenavir (Agenerase), Atazanavir (Reyataz), Fosamprenavir (Lexiva,
908), Indinavir (Crixivan), Lopinavir+Ritonavir (Kaletra), Nelfinavir (Viracept), Ritonavir (Norvir) and Saquinavir (Fortovase, Invirase); and Fusion Inhibitors, which includes Enfuvirtide (Fuzeon, T-20).

Combination therapy with 2 or more of these drugs, HAART, has become the standard of care for HIV. HAART slows multiplication of the virus and delays the onset of AIDS, but does not, however, cure HIV infection or cure AIDS. HAART drug regimens are complex, often requiring 10 or more pills a day; expensive, costing upwards of $15,000 per patient in the United States; and are associated with moderate to severe gastro intestinal, neurological, and hematological side effects that adversely impact the quality of life. Furthermore, HIV patients who use the drugs for a long period of time tend to develop resistance to the drugs, resulting in the drugs becoming less effective and engendering resistant strains of the HIV virus.

Government Regulation

Drug development is time consuming, expensive, and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take many years; the US FDA estimates an average of eight and a half years for this process. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research, and products that have been approved and marketed can be ordered to be withdrawn from the market by regulatory authorities.

Pharmaceutical companies are subject to extensive regulation by numerous national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of our business and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our pharmaceutical products.

The typical path of drug development in the USA is to file an Investigational New Drug Application, which includes comprehensive data related to the toxicity and pharmacology of the drug candidate. In most cases, this data will have been obtained through animal testing, although in some cases it will include human testing data from outside the USA. Typically, if the candidate is deemed to be free of major harmful side effects or has an acceptable level of side effects, is a well-characterized substance, and its functioning is reasonably well understood, the FDA will grant permission to conduct a Phase I human clinical trial provided that the sponsor adhere to certain ethical principles. Phase I trials involve relatively small numbers of subjects (usually 20-80) and are intended to establish the safety of the candidate in humans, determine safe dosage ranges, and identify side effects. A Phase I human clinical trial typically requires less than a year to complete although there are exceptions.

Following successful Phase I trials, the candidate will typically be tested in a Phase II human clinical trial. A Phase II trial is intended to further establish the safety of the candidate, as well as obtain certain data related to the efficacy of the candidate. The number of subjects tested is usually 100-300, although sample sizes vary on a case by case basis. Sometimes, more than one Phase II trial can be required. Successful completion of Phase II trials is sometimes referred to as "proof of concept." It is at this point, prior to Phase III, that many drug development companies seek to license the drug candidate or joint venture.

Finally, following successful Phase II trials, a drug typically moves on to Phase III trials which are very large and expensive studies in which usually 1,000-3,000 subjects are tested at a number of locations in an attempt to establish the efficacy of the candidate, to further monitor side effects and to compare the candidate against existing approved treatments. Following a successful Phase III study, the sponsor of the candidate will file a New Drug Application ("NDA") or Biologics License Application ("BLA"), depending on the nature of the drug candidate, seeking permission to market the product in the USA.

The FDA will continue to require the collection of data following such approval, and this is typically referred to as Phase IV.

According to the FDA's "Guidelines for Industry: Acceptance of Foreign Clinical Trials," the results from human clinical trials conducted outside of the United States but not under an IND can be included in submissions to the FDA if the trials were conducted in accordance with the ethical principles of the Declaration of Helsinki. The trial must also be designed to be otherwise consistent with the FDA's standards of clinical practice.

According the FDA's guidance document "Antiretroviral Drugs Using Plasma HIV RNA Measurements - Clinical Considerations for Accelerated and Traditional Approval", the FDA has developed a systematic approach to the evaluation of HIV therapies. Treatments seeking accelerated approval must demonstrate a significant reduction in RNA viral load (PCR is one means of detecting HIV RNA) within a 24 week period, whereas treatments seeking traditional approval must demonstrate significant reduction in RNA viral load over a 48 week period. The FDA also considers changes in CD4+ counts consistent with observed HIV RNA changes in both approval processes.

A treatment may be considered for accelerated approval if it is targeting a serious or life-threatening disease, there is a testable indicator that is predictive of clinical benefit (such as HIV RNA in the case of HIV infection) and there must be a demonstrable improvement in activity relative to existing therapies in a population in need of additional therapeutic options. Other bases for accelerated approval include a novel mechanism of action, improved efficacy or safety or tolerability, more convenient dosing schedule, different cross-resistance profile, favorable drug-drug interaction profile, or utility in a specific population in need. This document reveals that the majority of accelerated approvals rely on safety data for 400-500 patients who have received the proposed marketing dose for at least 6 months. Further, efficacy data must include at least 2 well-designed and controlled studies a minimum of 24 weeks in length. If granted accelerated approved, the FDA usually requires that the treatment be studied continuously to monitor side effects, adverse events, and longer term clinical benefit.

Since 1998, the approval of new drugs across the European Union ("EU") is possible only using the European Medicines Evaluation Agency's ("EMEA") mutual recognition or central approval processes. The use of either of these procedures provides a more rapid and consistent approval within the member states than was the case when the approval processes were operating independently within each member state. In addition, the agreement between the EU and 12 other European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not, however, have jurisdiction over patient reimbursement or pricing matters in EU member countries. We will be required to deal with individual countries on such issues.

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

In the United States federal proposals have called for substantial changes in the Medicare program, and federal and state proposals have called for substantial changes in the Medicaid program. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been implemented in many states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our products, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. If changes to these programs shift patients to managed care organizations that cover pharmaceuticals, or if an outpatient drug benefit is added to Medicare, usage of pharmaceuticals could increase. Pressure to lower prices would likely ensue in either case given the enhancement of the purchasing power of the managed care organizations or the federal government.

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

We will encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to inconsistent prices and could lead to some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries could undermine our sales in markets with higher prices.

Risks Associated With Our Business

Notwithstanding our efforts to foresee and mitigate the effects of changes in our business and industry, we cannot predict with certainty all potential changes that might affect our business. Consequently, our business is subject to a number of risks, some of which are as follows.

         o We have been engaged in research and development of our drug candidates in the past, and have not commenced commercial distribution of our product. There is no assurance that our product will attain commercialization. If we are unable to gain such acceptance, it is unlikely we will be able to achieve any meaningful revenue or successfully implement our business plan.

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

         o Unless and until we are successful in our domestic applications with the FDA, our operations will be limited to those we can conduct overseas. International business operations are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include currency fluctuations, capital and exchange control regulations, expropriation and nationalization, and other restrictive government actions. Our international business may also subject us to government-imposed constraints, including laws on pricing or reimbursement for use of products.

         o        Depending on the direction of change relative to the U.S.
                  dollar, foreign currency values can either improve or reduce the reported dollar value of our net assets and results of operations. we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us. Consequently, we may attempt to mitigate their impact through operational means and by using various financial instruments, including currency derivative instruments.

Human Resources

We presently have 3 full-time executive officers, 1 full-time executive officer of a foreign subsidiary, 1 full-time management consultant, and 1 full time office person. The Company also relies on consulting and advisory relationships with several individuals and firms where a full-time person is not warranted. There are currently 9 individuals providing services to the Company as consultants or advisors in areas including domestic and foreign government relations, finance, corporate and business development, immunology, biochemistry, intellectual property, and other areas.

Item 2. Description of Property.

Our corporate office, located at 905 Mission Street in South Pasadena, California, is provided by Haig Keledjian, our president, director and principal stockholder. The Company is also leasing approximately 4,000 square feet of space in Pasadena, California as a laboratory and storage facility at $4,000 per month on a short-term basis. The Company is actively seeking a single facility of approximately 10,000 square feet to consolidate all of its corporate office, research, and manufacturing needs.

Item 3. Legal Proceedings.

No legal proceedings are pending against Viral Genetics or any of its officers or directors.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matter was submitted to a vote of security holders in the fourth calendar quarter of 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Viral Genetics' common stock is traded on the Over the Counter Bulletin Board ("OTCBB") market, under the symbol "VRAL". As of February 28, 2004, we had approximately 262 direct shareholders of record.

The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

    Calendar Quarter Ended           High Bid ($)     Low Bid ($)
    ------------------------------- ---------------- ---------------
    March 31, 2002                       1.45             0.89
    June 30, 2002                        1.35             0.35
    September 30, 2002                   0.92             0.27
    December 31, 2002                    0.37             0.08
    March 31, 2003                       0.55             0.08
    June 30, 2003                        1.00             0.22
    September 30, 2003                   0.55             0.27
    December 31, 2003                    1.01             0.32

Since its inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

In October, November and December 2003, Viral Genetics issued a total of 2,038,519 shares of restricted common stock to consultants and advisors which are comprised as follows: 333,573 shares in consideration for $100,072 of debt and interest for services rendered by a consultant; 250,000 shares on exercise of a warrant by a consultant at an exercise price of $0.05 per share; 1,230,769 shares on exercise of options by consultants and advisors at an exercise price of $0.01 per share; and 224,177 shares in consideration of services provided by consultants and advisors valued at $54,279. These shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

From October through December 2003 Viral Genetics issued 3,531,456 restricted shares of common stock to 107 investors for cash in the amount of $874,295. These shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

In December, 2003, Viral Genetics issued 117,307 shares to Voluto Ventures LLC in consideration of debts of $35,192 related to monies advanced in 2003.

In October 2003 Viral Genetics issued two options to purchase shares of Viral Genetics common stock to Therapeutic Genetics, Inc. The options were comprised as follows: an option to purchase 500,000 shares at an exercise price of $0.52 per share, and an option to purchase 250,000 shares at an exercise price of $0.38 per share. In December 2003, Viral Genetics issued to Therapeutic Genetics, Inc. an additional option to purchase 250,000 shares of Viral Genetics common stock at an exercise price of $0.65 per share. All of the options were granted pursuant to a consulting agreement with Therapeutic Genetics, Inc. for consulting services valued at $265,000. All of the options issued to Therapeutic Genetics, Inc. are exercisable over a term of 2 years. The options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In June, 2003, Viral Genetics issued to each of Haig Keledjian, Hampar Karageozian, and Harry Zhabilov, Jr., (all officers and directors) an option to purchase 2,300,000 shares of Viral Genetics common stock at an exercise price of $0.52 per share exercisable over a term of five years. The options were issued as compensation under new employment arrangements, includes 1,800,000 options as an annual option and 500,000 options as a signing bonus. The options were valued at $690,000. These options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In May 2003, Viral agreed with Therapeutic Genetics, Inc. to restructure the principal and accrued interest on a promissory note in the principal amount of $6,250,000 by extending the maturity date to May 22, 2008, and granting to Therapeutic Genetics the right to exchange the principal and accrued interest for Units at a price of $0.30 per Unit, with each Unit consisting of one share of Viral Genetics common stock and one warrant to purchase one share of common stock for $0.40 exercisable for 5 years. As of December 31, 2003, the total principal and accrued interest on the Note was $7,238,625. If exchanged pursuant to the foregoing terms, the Company would issue to Therapeutic Genetics 24,128,751 shares and 24,128,751 warrants. The new convertible note was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

In May 2003, the principal and accrued interest on promissory notes in the aggregate amount of $2,080,753 payable to Haig Keledjian, an officer, director, Hampar Karageozian, an officer, director, and the Tomson Voting Trust of which the trustee is Mr. Keledjian and a beneficiary is Harry Zhabilov, Jr., an officer and director, was restructured by extending the maturity date to May 22, 2008, and granting to the holders the right to exchange the principal and accrued interest for Units at a price of $0.30 per Unit, with each Unit consisting of one share of Viral Genetics common stock and one warrant to purchase one share of common stock for $0.40 exercisable for 5 years. As of December 31, 2003, the total principal and accrued interest on the notes was $2,158,852. If exchanged pursuant to the foregoing terms, the Company would issue to the holders of the notes 7,196,175 shares and 7,196,175 warrants. The new convertible notes were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

Background
----------

Viral Genetics, Inc., a California corporation ("VGI") and the Company's major subsidiary, was founded in 1995 to discover, develop, and commercialize a series of proprietary proteins with both therapeutic and diagnostic application in infectious disease, autoimmune conditions and immunological deficiency. In October 2001, all of the issued and outstanding common stock of VGI was acquired by us, Viral Genetics, Inc., a Delaware corporation.

Our platform technology is Thymus Nuclear Protein or TNP - a processed extract of mammalian thymus tissue. We have conducted 4 human clinical trials of the lead drug candidate developed from this compound, VGV-1, outside of the United States to examine its safety and efficacy as a treatment for HIV and AIDS. We view TNP as a platform technology following anecdotal observations of other potential applications of the TNP technology.

During and after our human clinical trials, we observed that some test subjects suffering from other clinical conditions and diseases, such as oral and genital herpes, Hepatitis C infection, rheumatoid arthritis, and others, reported anecdotal improvements in the symptoms of these other illnesses. We have therefore elected to distinguish 3 separate potential applications of the Thymus Nuclear Protein for future research, although we continue to focus our efforts on the development of VGV-1.

Historically, we have allocated the majority of our efforts to the development of VGV-1 and we expect to continue to do so in the immediate future. Further, due to managements' ties to and experience in foreign markets, we actively pursued clinical development of VGV-1 in markets outside the United States with the goal of attaining commercialization leading to sales and/or licensing with distribution partners.

This strategy resulted in the Company completing 4 human clinical trials of VGV-1 outside the United States, and most recently in the People's Republic of China. A fifth human clinical trial of VGV-1 has recently been approved in the Republic of South Africa, for which we are currently seeking a financial and/or strategic partner.

Our primary corporate goal is to pursue development of our drug candidates, starting with VGV-1, through Phase II in the United States and to seek licensing or joint venturing with a partner with global manufacturing, marketing and distribution capabilities. The Company is currently completing certain testing and analysis required in order to file an IND for VGV-1 with the US FDA. Contemporaneously, we plan to continue to seek commercial registration in certain areas outside of the United States where we have expended considerable effort and resources, and believe that additional such effort and expense is warranted.

As mentioned, all of the Company's human clinical trials have been conducted outside the USA, although most blood testing was done in the USA. We believe that the US FDA may allow our existing body of data to be used as part of an Investigational New Drug Application to support claims of safety of VGV-1 and possibly our 2 other TNP-based products since they are all based on the same underlying compound. There is no guarantee of this, and the FDA may not accept our existing foreign data at all. We do not believe that the FDA will accept our existing efficacy data for VGV-1 for several reasons, including the fact that we have not used placebo control groups in our VGV-1 human clinical trials.

If the FDA were to accept our existing foreign safety data for VGV-1 and our other TNP-based products, our existing foreign data would be considered as similar to that generated from a Phase I human clinical trial. Under this scenario, it is possible that we could move directly to Phase II testing in the United States. If the FDA does not accept our existing human data for VGV-1, we would have to conduct at least one Phase I human clinical trial prior to proceeding to Phase II.

We are now working through various laboratory testing related to VGV-1's mechanism of action, characterization, as well as certain pharmacological and toxicological testing that we believe is necessary to complete and enhance our IND application.

In February 2002, following the results of VGV-1's first 3 human clinical trials, the Company applied for registration of VGV-1 as a treatment for late-stage AIDS patients in Mexico (the "Mexican License Application"). Alongside this application, the Company also filed an application for an expanded human clinical trial on subjects in earlier stages of HIV-AIDS with higher degrees of immunocompetency in Mexico (the "Mexican Clinical Trial Application").

The Mexican License Application is pending following advisement by the Mexican Secretariat of Health that additional data is required to supplement the data from the original 3 human clinical trials. The protocol portion of the Mexican Clinical Trial Application was approved but we can not proceed with the trial unless and until we locate suitable facilities to conduct the trial on acceptable terms and conditions.

The Mexican License Application and the Mexican Clinical Trial Application were presented in Mexico through Soluciones Avanzadas Para La Salud, S.A. De C.V. ("SAVSA"), and Labortorios Senosiain, S.A. de C.V. ("LSSA"). Our relationship with both of these parties is terminated. Further, it is the Company's position that it will only pursue additional clinical development in Mexico or incur other significant expenses in Mexico with a strategic partner willing to finance and manage Mexican clinical development.

Viral Genetics entered into an agreement on March 25, 2002, with New York International Commerce Group, Inc. ("NYIC"), to pursue distribution of VGV-1 in China (the "NYIC Joint Venture"). As part of the NYIC Joint Venture, NYIC was to assist Viral Genetics in securing a State Food and Drug Administration ("SFDA", formerly called State Drug Administration or SDA) certification of VGV-1, after which NYIC would distribute product in China. In July, 2003, the Agreement was amended to reduce by 5% the royalty that would be payable to NYIC upon successful certification of VGV-1 following the Company's payment to NYIC of $70,000.

In August 2002, the Company entered into a Letter Agreement with the Chinese Center for Disease Control and Prevention, the National Center for AIDS and STD Prevention and Control, and Beijing Ditan Hospital (the "Chinese National AIDS Center") to conduct a human clinical trial of VGV-1 via humanitarian contribution.

In March 2003, the Company began this human clinical trial of VGV-1 at the Chinese National AIDS Center, the treatment phase of which was completed in May 2003. In this trial - designated as the "CHINAIDS Project" - we administered VGV-1 to 34 AIDS patients in advanced stages of the disease that had not been treated with any other drug regimen. Collection of data occurred at various points during treatment and a 270-day follow-up period. The primary study endpoints were set to improvement in viral load, as measured by PCR and PBMC testing, as well as stabilization or increase in body weight. In November 2003, the follow up data collection portion of the CHINAIDS clinical trial was completed. The Company is now in the process of completing statistical analysis and a written summary of the data collected, which we expect to complete in the second calendar quarter of 2004.

On January 29, 2004, Viral Genetics filed an application for a Foreign Drug Import Certificate with the SFDA. This application, which seeks permission to import, market and distribute VGV-1 in China, may be accepted outright, accepted with a requirement for additional testing, subject to follow-up, or rejected outright. Parallel to this, the Company has also applied for admission to the "Green Channel," which is a fast track drug review procedure that seeks to expedite the review process without lowering evaluation standards.

The import application is currently under review by the SFDA. Upon the SFDA's acknowledgement that the application is complete, an official receipt will be provided as will a ruling as to its admissibility into the Green Channel. If the Company's application is accepted and designated to the Green Channel, we have been advised that the entire application review process for the Foreign Drug Import Application will entail a period equal to approximately one year. We have been advised that this one year period would be inclusive of both additional testing and paperwork. If the application is accepted but Green Channel status is not granted, the review period will be in excess of one year.

On March 13, 2004, representatives of our Chinese subsidiary participated in a meeting with an SFDA pre-evaluation committee to review the completeness of the application. At this meeting, the SFDA indicated several areas of the application that it desired to have supplemented and raised a number of technical questions related to VGV-1's basic science. We addressed these initial concerns and we are now working through additional feedback received from the SFDA. We expect that this process will continue throughout the application's review. The completion of our Chinese import application is contingent on the completion of certain additional laboratory testing, including testing that will also be used for our planned IND filing with the FDA.

In the third quarter of 2003, NYIC advised us that it was unable to continue funding its ongoing operation and the NYIC Joint Venture was terminated pursuant to a Termination Agreement effective October 1, 2003,. As a result, the Company acquired all of the Chinese assets of NYIC and incorporated Viral Genetics (Beijing) Ltd., a wholly owned subsidiary, ("Viral China") to continue pursuing clinical development of VGV-1 in China. Viral China has hired the former principal Chinese employees of NYIC, including Mr. Richard Liu, who currently serves as President of Viral China. Under the Termination Agreement Viral Genetics issued to NYIC common stock and options to purchase additional common shares, and agreed to pay to NYIC a royalty equal to 5% of the gross profits from sales of VGV-1 in China for 15 years.

Simultaneous with the NYIC Termination Agreement, the Services Agreement with L&M Global Ventures, Inc. that the Company had been party to was also terminated pursuant to a Termination Agreement dated October 1, 2004. As part of the L&M Termination Agreement, Viral Genetics issued to L&M shares of common stock and options to purchase additional common shares, and agreed to pay to L&M a royalty equal to 2% of the gross profits from sales of VGV-1 in China for 15 years.

In 2002 and 2003, the Company entered into several Licensing Agreements concerning the sale of certain distribution rights to VGV-1 and other products in various countries in Africa and India, which have all been terminated for non-performance. These transactions included several non-refundable cash deposits or private placements with the Company.

During the second half of 2003, the Company filed an application with the Medicines Control Council of South Africa requesting permission to conduct a human clinical trial on behalf of a former licensee. The Company also contracted with a leading South African contract research organization, Virtus Clinical Development (Pty) Ltd., to design and administer the trial, and has made certain progress payments totaling approximately $100,000 as at December 31, 2003.

In February 2004, the Company was advised by the Medicines Control Council (the "MCC") that permission had been granted to conduct a multi-center, randomized, double-blind, placebo-controlled human clinical trial in South Africa. This human clinical trial involves 120 subjects at 4 test centers throughout South Africa. The endpoint has been set as the delay of the requirement for prescription of HAART therapy, which is based on viral load, CD4+ counts and clinical condition of the subjects. The trial protocol requires 6 months of follow up after the treatment phase is complete. Therefore, unless it is amended, which we do not expect, and allowing for enrollment delays the trial would require a total of 10-12 months to complete.

It was originally the obligation of our African licensee to finance this clinical trial. As a result of the former licensee's inability to do so, we terminated the license and are now responsible for financing the trial, which will be conducted by our South African subsidiary, Viral Genetics South Africa (Proprietary) Limited, ourselves. Consequently, we are now seeking a strategic partner or investor for our subsidiary interested in pursuing clinical development and distributorship of our drug candidates in South Africa, including financing and or managing the development process.

If we are successful in completing this clinical trial, we will apply for registration of VGV-1 with the MCC to market and distribute VGV-1 in South Africa. The MCC may require additional testing prior to granting such permission, may reject the application outright, or they may approve our application without a requirement for additional testing.

In June 2003, the Company entered into Employment Agreements with its three principal executive officers, Haig Keledjian, Hampar Karageozian, and Harry Zhabilov, Jr. The Company retained the services of a full-time management consultant to assist the executive officers. Several part-time consultants and advisors have also been added to further develop the Company's human resources and we are assembling a Scientific and Medical Advisory Board.

Through an Assignment of Patent Agreement dated August 1, 1995, VGI acquired all of the rights in the patents pertaining to Thymus Nuclear Protein ("TNP"), which is the basis of 3 of the Company's drug candidates (see Products, Research and Development). The patents were acquired by VGI from Therapeutic Genetics, Inc., another California corporation ("TGI"), for a note in the principal amount of $6,250,000 (the "Note") and a continuing royalty equal to 5 percent of the worldwide gross sales of products using the patented technology (the "Royalty). The stockholders of TGI were all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. As part of the TGI shareholders' tax-planning strategy, the Royalty was assigned to a limited liability company with the same shareholders as TGI and TGI has no further interest in the Royalty.

In May 2003, the Company and TGI agreed to restructure the principal and accrued interest of the Note such that the due date of repayment was extended to May 22, 2008. It was also agreed that Therapeutic Genetics could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years. As of December 31, 2003, the total principal and accrued interest on the Note was $7,238,625. If exchanged pursuant to the foregoing terms, the Company would issue to Therapeutic Genetics 24,128,751 shares and 24,128,751 warrants.

From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations (the "Founders' Notes"). In May 2003, the principal and accrued interest of the Founders' Notes were restructured such that the due date of repayment was extended to May 22, 2008. It was also agreed that the holders of the Founders' Notes could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years. As of December 31, 2003, the total principal and accrued interest on the Founder's Notes was $2,158,852. If exchanged pursuant to the foregoing terms, the Company would issue to the holders of the Founder's Notes 7,196,175 shares and 7,196,175 warrants.

At the present time, the authorized capital of the Company is not sufficient to allow for issuances associated with the requirements to continue funding the Company through the sale of equity securities, or exercise of the Company's outstanding derivative securities, including the exchange rights of the holders of the Founder's Notes, outstanding warrants, and outstanding options. The Company's authorized common stock is presently 80,000,000 shares. If all dilutive securities were exchanged or exercised for common stock, the Company would require in excess of 120,000,000 common shares authorized. Consequently, the board of the directors of the Company is considering either an increase in authorized capital or a reverse stock split.

At December 31, 2003, we had $265,207 of current assets, current liabilities of $1,061,643, and long-term liabilities of $8,931,765. We estimate that we will need to fund approximately $1,000,000 of research and development costs in the United States, $150,000 of patent work, and $350,000 of administrative expenses and product manufacturing costs during 2004. Further, in order for us to proceed with our South African clinical trial, we will require an additional approximately $1,000,000 in capital, which we are currently seeking through strategic partnership or direct investment. We are seeking debt and equity financing to fund our operations over the next 12 months, but we do not have any agreements in place for capital at present. There is no assurance we will be able to obtain capital, and no assurance that we will be able to obtain financing in amounts required or on terms acceptable to Viral Genetics. The foregoing factors raise substantial doubt about the ability of Viral Genetics to continue as a going-concern.

Item 7. Financial Statements.

The financial statements of Viral Genetics appear at the end of this report beginning with the Index to Financial Statements on page 29.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls And Procedures

With the participation of management, the chief executive officer and chief financial officer of Viral Genetics evaluated its disclosure controls and procedures as of a date within 90 days prior to the date of filing of this annual report on Form 10-KSB with the Securities and Exchange Commission. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Viral Genetics' filing of its annual report on Form 10-KSB for the year ended December 31, 2003.

Subsequent to the date as of which the evaluation was made through the date of this filing of Form 10-KSB for the year ended December 31, 2003, there have been no significant changes in Viral Genetics' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; With
        Section 16(a) of the Exchange Act

Directors and Officers

The following table sets forth the names, ages, and positions for each of the directors and officers of Viral Genetics.

Name                     Age  Positions                           Since
------------------------ ---- ---------------------------------- ---------------
Haig Keledjian           41   Chief Executive Officer, Chief      October 2001
                              Financial Officer, President,
                              Secretary, and Director

Hampar Karageozian       63   Chief Operating Officer,            October 2001
                              and Director

Arthur Keledjian         36   Director                            October 2001

Timothy W. Wright, III   49   Director                            September 2003

Harry Zhabilov, Jr.      37   Executive Vice President of         May 2003
                              Research and Development,
                              and Director


The following is information on the business experience of each officer, director and director appointee.

Haig Keledjian
--------------
Mr. Keledjian has been in practice as an attorney with a focus on tax and estate law and litigation in the State of California since 1993. He received his B.S. in Business and Accounting in 1983 from California State University (Los Angeles), followed by a Masters degree in taxation (MBT) from Golden Gate University in 1985. In 1989, Mr. Keledjian completed his undergraduate law studies by obtaining a B.S. in law from Glendale University and in 1991 obtained his Juris Doctorate from Glendale University. He was admitted to the bar of the State of California in 1993. Mr. Keledjian has been instrumental in guiding the growth and development of Viral Genetics, Inc., having acted as its Chairman, CEO and President since its 1995 founding.

Harry Zhabilov, Jr.
-------------------
Mr. Zhabilov, Jr. earned his Masters of Chemistry from the University of Sofia in 1997 and immediately began working with his late father, Dr. Zhabilov, Sr. - Viral Genetics, Inc. co-Founder and TNP's discover. From October 1997 to December 1999, Harry worked with the Company on its Mexican human clinical trials acting as a manager of technology transfer. From January 2000, until May 2003, Harry worked side by side with his father as a research chemist for Viral Genetics. In May 2003, Harry was appointed Executive Vice President of Product Development for the Company and was elected as a Director. Harry has been integral in the research and development of the Company's drug candidates.

Timothy W. Wright, III
----------------------
Mr. Wright obtained his JD from the UCLA School of Law in 1982 and currently practices law in the State of Illinois. He is a principal at the firm of Burris, Wright, Slaughter and Tom, LLC located in Chicago, and specializes in Government Relations/Lobbying, Government and Regulatory Affairs, and Municipal Finance. Mr. Wright has represented clients in several matters involving the White House, the Department of Housing and Urban Development, the Government of South Africa, and other public bodies. In addition to this, Mr. Wright has an extensive history of public service, beginning with his service as Special Counsel and Director of Intergovernmental Affairs for the former Mayor of the City of Chicago, the late Harold Washington. Following this, Mr. Wright acted as Director of Domestic Policy for President Bill Clinton's presidential campaign and Chief of Staff for Congressman Bobby L. Rush. He was appointed by former President Clinton as a Director for the Southern African Economic Development Fund, and as a Director of the Federal Home Loan Bank of Chicago. In 2002 Mr. Wright was appointed by the current Bush Administration as Chairman of The Export-Import Bank of the United States, Sub-Saharan Africa Advisory Committee.

Hampar Karageozian
------------------
Mr. Karageozian received his Masters of Science from MIT in 1969, specializing in biochemistry, and his MBA from the University of California, Irvine in 1977. From 1994 until 2001, he was Senior Vice President of Discovery, Research and Development with ISTA Pharmaceuticals, Inc. where he invented and developed three products for the treatment of various opthamological conditions. From 1992 until 1994, Mr. Karageozian served as President and CEO of Prima Pharmaceutical Inc., a contract manufacturer of pharmaceuticals and related products. From 1970 until 1992, Mr. Karageozian held several progressively higher positions at Allergan Pharmaceuticals, starting as a research chemist and ultimately acting as Senior Vice President of Research and Development where he had responsibility for worldwide research, development, regulatory affairs and matrix marketing for lens care products with $400 million in total revenues. Mr. Karageozian has over 20 patents granted and pending, as well as over 70 developed drugs and devices. During his tenure at Allergan, Mr. Karageozian also managed regulatory and development initiatives in Europe and the Pacific Rim. He has written or collaborated on over 25 publications.

Arthur Keledjian
----------------
Arthur Keledjian obtained his B.S. in Marketing from California State University (Los Angeles) in June 1989, and has been employed by Farmers Insurance Group since then. Mr. Keledjian has also served as a volunteer peace officer for the City of Glendale Police Department since 1996. He is the brother of Haig Keledjian.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of Viral Genetics and persons who own more than ten percent of a registered class of Viral Genetics' equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to Viral Genetics. Based on the copies of filings received by Viral Genetics, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of Viral Genetics registered pursuant to Section 12 of the Exchange Act, have filed on a timely basis, all required Forms 3, 4, and 5 and any amendments thereto, except for a Form 3 and Form 4 filed on behalf of one of our directors; a Form 5 for Therapeutic Genetics, Inc. related to options acquired through a consulting agreement in 2003, and a Form 4 for Therapeutic Genetics, Inc. related to options acquired through a consulting agreement in 2004.

Board and Committees; Code of Ethics

In the fiscal year ended December 31, 2003, the board of directors of the Company met 3 times and these meetings were attended by a quorum of the directors via teleconference. From time to time the directors also acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact the Company is in the development stage with no operating revenue and activities limited to research and development, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt an audit committee charter applicable to its chief executive and financial officers. Viral Genetics has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this report.

Item 10. Executive Compensation

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Viral Genetics for the prior fiscal years ended December 31, 2003, 2002, and 2001 of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                                                       Annual              Long Term
                                                    Compensation          Compensation
                                                  -----------------  ----------------------
                                                                     Securities Underlying   All Other Compensation
Name and Principal Position             Year        Salary ($)         Options/SARs (#)               ($)
---------------------------             ----        ----------       ----------------------  -----------------------
Haig Keledjian                          2003          148,854              2,300,000                  1,146
  President, Chief Executive            2002             0                     0                        0
  And Financial Officer                 2001             0                     0                        0

Hampar Karageozian                      2003          148,854              2,300,000                  1,146
  Chief Operating Officer               2002             0                     0                        0
                                        2001             0                     0                        0

Harry Zhabilov, Jr.                     2003          111,756              2,300,000                  38,244
Executive Vice President of             2002             0                     0                        0
Research and Development (1)            2001             0                     0                        0

(1) prior to 2003, Mr. Zhabilov, Jr. was employed by Viral Genetics in a non-Executive Officer capacity and he was paid less than $100,000 per annum, including salary and bonuses

Stock Options

The following table sets forth certain information with respect to grants of stock options during 2003 to the Named Executive Officers.

                                                                  % of Total
                                             Number of           Options/SARs
                                             Securities           Granted to
                                             Underlying          Employees in           Exercise or         Expiration
Name and Principal Position               Options Granted        Fiscal Year         Base Price ($/Sh)         Date
---------------------------               ---------------        -----------         -----------------      ----------
Haig Keledjian                               2,300,000              33.3%                  0.52               5/31/08
  President Chief Executive
  And Financial Officer

Hampar Karageozian                           2,300,000              33.3%                  0.52               5/31/08
  Chief Operating Officer

Harry Zhabilov, Jr.                          2,300,000              33.3%                  0.52               5/31/08
  Executive Vice President of
  Research and Development

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in 2003.

                                                 Number of Securities                  Value of Unexercised
                                            Underlying Unexercised Options             In-the-Money Options
                                                at Fiscal Year End (#)              At Fiscal Year End ($) (1)
Name and Principal Position                   Exercisable/ Unexercisable            Exercisable/ Unexercisable
---------------------------                   --------------------------            --------------------------
Haig Keledjian                                      2,300,000/ -0-                        $529,000/ -0-


  President Chief Executive
  And Financial Officer

Hampar Karageozian                                  2,300,000/ -0-                        $529,000/ -0-
  Chief Operating Officer

Harry Zhabilov, Jr.                                 2,300,000/ -0-                        $529,000/ -0-
  Executive  Vice President of Research
  and Development

------------------
(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 31, 2003. The fair market value of Viral Genetics's common stock at December 31, 2003, is determined by the last sale price on that date, which was $0.75 per share.

Employment Arrangements

On June 1, 2003 Viral Genetics entered into written employment agreements with Haig Keledjian, Hampar Karageozian, and Harry Zhabilov, Jr. Each of the employment agreements, (1) provides for an annual base salary of $150,000 (2) is for a term of three years and may be renewed for additional one-year terms by agreement of the parties, (2) entitles the employee to participate in employee benefit plans, insurance, and similar programs adopted from time to time for full time employees, (3) provides for an annual grant of options to purchase 1,800,000 common shares with an exercise price set at the market price on the date of grant, (4) may be terminated by Viral Genetics for cause, as defined in the agreement, without severance payment; (5) may be terminated by Viral Genetics without cause on payment of severance equal to 1 times the employee's annual base salary; and (6) provided for a signing bonus of 500,000 options with an exercise price of $0.52.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 8, 2004, the number and percentage of the 52,498,201 outstanding shares of common stock which, according to the information supplied to Viral Genetics, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers of Viral Genetics as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                           Shares Beneficially Owned         Percent of Class
---------------------------------------------------------------------------------------------
Haig Keledjian (1)(2)                            16,585,950 (2)
905 Mission Street                                4,100,000 (3)
South Pasadena, CA 91030                          8,963,251 (4)                   68.7%
                                                 49,257,502 (5)
---------------------------------------------------------------------------------------------
Hampar Karageozian(1)                             5,441,509
31021 Marbella Vista                              4,100,000 (3)
San Juan Capistrano, CA 92675                     5,429,099 (4)                   24.1%
---------------------------------------------------------------------------------------------
Arthur Keledjian (1)                             -0-                              -0-
905 Mission Street
South Pasadena, CA 91030
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Timothy W. Wright III (1)(6)                     550,000                           1.0%
c/o Burris, Wright, Slaughter & Tom, LLC
35 E Wacker Drive, Suite 500
Chicago, IL  60601
---------------------------------------------------------------------------------------------
Harry Zhabilov, Jr. (1)(2)(4)                     4,100,000 (3)                    7.2%
905 Mission Street
South Pasadena, CA 91030
---------------------------------------------------------------------------------------------
All officers and directors (5 persons)           98,527,311(7)                    76.7%
---------------------------------------------------------------------------------------------

    (1) Officer or Director of Viral Genetics.

    (2) Haig Keledjian holds 1,109,697 shares personally. He holds 5,932,761 and 71,401 shares as Trustee for two irrevocable voting trusts for the benefit of his children; 5,932,761 shares as Trustee for an irrevocable voting trust for the benefit of the children of Dr. Harry Zhabilov, Sr., one of which, Harry Zhabilov, Jr, is an officer and director of the Corporation; 2,188,403 shares as Trustee for an irrevocable trust established for a group of private investors; and 1,350,927 shares as Trustee for an irrevocable discretionary trust established for a group of Mr. Keledjian's family members. Mr. Keledjian has sole voting and investment control over the shares he holds as Trustee.

    (3) Each of these persons holds an option to purchase 2,300,000 shares of common stock at an exercise price of $0.52 per share exercisable over a term of five years. They will each receive in June 2004 additional options to purchase 1,800,000 shares over a five year term at an exercise price equal to the then market price of Viral Genetics' common stock.

    (4) Haig Keledjian holds a note that, at December 31, 2003, was convertible to 2,888,876 shares of common stock and warrants to purchase an additional 2,888,876 shares at $0.40 per share. Mr. Keledjian is the trustee of the Tomson Voting Trust (of which Harry Zhabilov, Jr., is a beneficiary), which holds a note that, at December 31, 2003, was convertible to 1,592,750 shares of common stock and warrants to purchase an additional 1,592,750 shares at $0.40 per share. Mr. Keledjian has sole voting and investment control of securities held by the Tomson Trust. Hampar Karageozian holds a note that, at December 31, 2003, was convertible to 2,714,549 shares of common stock and warrants to purchase an additional 2,714,549 shares at $0.40 per share.

    (5) Haig Keledjian holds directly or in his capacity as trustee of various trusts sole voting and investment control over a majority of the issued and outstanding common shares of Therapeutic Genetics, Inc. Steve Bollinger is the sole officer and director of Therapeutic Genetics, but disclaims any beneficial interest in or control of the shares of Viral Genetics common stock that Therapeutic Genetics may acquire, except in his capacity as a minority shareholder of Therapeutic Genetics. Therapeutic Genetics holds a convertible note that, at December 31, 2003, was convertible to 24,128,751 common shares of Viral Genetics and warrants to purchase 24,128,751 additional shares at $0.40 per share. As a result of these relationships, Mr. Keledjian is deemed to hold voting and investment control of the common shares that Therapeutic Genetics has the right to acquire. In addition, Therapeutic Genetics, Inc. holds a total of 1,000,000 options to purchase common shares of Viral Genetics, Inc. at exercise prices ranging from $0.35 to $0.65 per share exercisable over a term of two years. In March and June 2004, Therapeutic Genetics, Inc. will additional options to purchase 250,000 shares over a two year term at an exercise price equal to the then market price of Viral Genetics' common stock

    (6) Timothy W. Wright, III, is controlling member and manager of a limited liability company that is the shareholder of record of 550,000 shares.

    (7) If all dilutive securities are exchanged or exercised for common stock, the total outstanding common stock would exceed authorized common stock by 48,448,053 shares. Consequently, the board of directors is considering either an increase in the authorized capital of the Company or effecting a reverse stock split.

Item 12. Certain Relationships and Related Transactions

Pursuant to agreements dated May 22, 2003, Viral Genetics, Inc., completed on June 4, 2003 a restructuring of certain outstanding debt obligations owed to Haig Keledjian, an officer, director and principal stockholder, Hampar Karageozian, an officer, director and principal stockholder, the Tomson Voting Trust of which the trustee is Mr. Keledjian and a beneficiary is Harry Zhabilov, Jr., an officer and director, and Therapeutic Genetics, Inc., a privately held California corporation and the principal creditor of Viral Genetics ("TGI").

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

Assuming each of the persons listed above exchanged their Notes for stock and warrants on December 31, 2003, they would have received the following:

                                       Common Stock         Warrants
                                       ------------         --------
Haig Keledjian                         2,888,876            2,888,876
Hampar Karageozian                     2,714,549            2,714,549
Tomson Trust                           1,592,750            1,592,750
Therapeutic Genetics, Inc.             24,128,751           24,128,751

If TGI converted its Note to common stock on December 31, 2003, it would receive 24,128,751 shares and 24,128,751 warrants. Assuming TGI exercised the warrants as well, it would hold or control

48,257,502 of the then outstanding shares of Viral Genetics, or approximately 47.9% percent. TGI also holds options to purchase 1,000,000 shares of common stock of Viral Genetics and will receive an additional 250,000 options in March and June 2004. Assuming TGI exercised the options it holds now and will receive in March and June, converted its Note and exercised the warrants as well, it would hold or control 49,257,502 of the then outstanding shares of Viral Genetics, or approximately 48.7% percent.

Mr. Keledjian presently owns or controls 16,585,950 shares of Viral Genetics common stock and holds an employee stock option to purchase an additional 2,300,000 shares at an exercise price of $0.52 per share. In June 2004, he will receive an additional 1,800,000 options to purchase shares at the then market price of Viral Genetics' common stock. Since Mr. Keledjian may be deemed to have voting and investment control over the shares of Viral Genetics held by TGI, if TGI converted its Note, exercised its warrants, and exercised its options, and Mr. Keledjian converted his Note and that of Tomson Trust, exercised the warrants acquired through conversion of his and Tomson Trust's Notes, and exercised his options, he would be deemed to own or control voting and investment of 79,406,703 shares of common stock or 68.8% percent of the then issued and outstanding shares.

Viral Genetics does not have sufficient authorized shares to allow for conversion and exercise of all of its outstanding options, warrants, and convertible securities. Consequently, the board of directors is evaluating proposals to increase the number of authorized shares and/or effect a reverse stock split in the issued and outstanding shares of Viral Genetics in 2004.

Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     Exhibit No.     Title of Document
     -----------  --------------------------------------------------------------

         3.1      Certificate of Incorporation (1)
         3.2      Certificate of Amendment (2)
         3.3      Bylaws (1)
         10.1     Assignment of Patent dated August 5, 1995 (2)
         10.2 Debt Restructuring Agreement dated May 22, 2003 with Haig Keledjian (3)
         10.3 Debt Restructuring Agreement dated May 22, 2003 with Therapeutic Genetics, Inc. (3)
         10.4 Debt Restructuring Agreement dated May 22, 2003 with Hampar Karageozian (3)
         10.5 Debt Restructuring Agreement dated May 22, 2003 with The Tomson Trust (3)
         10.6     Termination Agreement with New York International Commerce
                  Group
         10.7     Termination Agreement with L&M Global Ventures
         10.8     Form of Employment Agreement with Executive Officers
         10.9     Form of Option Agreement with Officers (4)
         10.10    Consulting Agreement with Therapeutic Genetics, Inc.
         10.11    Consulting Agreement with Monica Ord (5)
         10.12    Consulting Agreement with Timothy Wright, III
         10.13    Convertible Debenture issued to Tom Little
         14.1     Code of Ethics
         21.1     List of Subsidiaries
         31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) These exhibits are incorporated herein by this reference to Viral Genetics' Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 29, 1999.

(2) These exhibits are incorporated herein by this reference to Viral Genetics' Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 24, 2002.

(3) These exhibits are incorporated herein by this reference to Viral Genetics' Current Report on Form 8-K dated June 4, 2003 filed with the Securities and Exchange Commission on June 18, 2003.

(4) This is the form of option used to issue common stock purchase options to Haig Keledjian, Hampar Karageozian, and Harry Zhabilov, Jr., in June 2003. Each person received options to purchase 2,300,000 shares of common stock at an exercise price of $0.52.

(5) This exhibit is incorporated herein by this reference to Viral Genetics' quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 21, 2003.


Item 14. Principal Accountant Fees and Services

The Company's board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants in 2003 were pre-approved by the board of directors.

Audit Fees
----------

The aggregate fees billed by Williams & Webster, P.S., the authorized independent public accountants, for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 and registration filings during 2003 were $38,150 and $23,371 respectively, net of expenses

Audit-Related Fees
------------------

There were no other fees billed by Williams & Webster, P.S., the authorized independent public accountants, during the last two fiscal years for assurance and related services that were reasonably related to the performance of the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
--------

There were no fees billed for tax services by Williams & Webster, P.S., the authorized independent accountants during the last two fiscal years for tax compliance or related services.

All Other Fees
--------------

There were no other fees billed by the authorized independent accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRAL GENETICS, INC.


Date: March 29, 2004                      By: /s/ Haig Keledjian
                                             -----------------------------------
                                             Haig Keledjian, President,
                                             Chief Executive and
                                             Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2004                          /s/ Haig Keledjian
                                             -----------------------------------
                                             Haig Keledjian, Director

Date: March 29, 2004                          /s/ Harry Zhabilov, Jr.
                                             -----------------------------------
                                             Harry Zhabilov, Jr., Director

Date: March 29, 2004                          /s/ Timothy W. Wright, III
                                             -----------------------------------
                                             Timothy W. Wright, III, Director

Date: March 29, 2004                          /s/ Hampar Karageozian
                                             -----------------------------------
                                             Hampar Karageozian, Director

Date: March 29, 2004                          /s/ Arthur Keledjian
                                             -----------------------------------
                                             Arthur Keledjian, Director

                              VIRAL GENETICS, INC.

                                TABLE OF CONTENTS

                                December 31, 2003



WILLIAMS & WEBSTER'S AUDIT REPORT                                      F-1

FINANCIAL STATEMENTS

         Balance Sheets                                                F-2

         Statements of Operations                                      F-3

         Statement of Stockholders' Deficit                            F-4

         Statements of Cash Flows                                      F-6

NOTES TO THE FINANCIAL STATEMENTS                                      F-7

Board of Directors
Viral Genetics, Inc.
South Pasadena, California


INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Viral Genetics, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from July 11, 1995 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viral Genetics, Inc. as of December 31, 2003 and 2002, and the results of its operations, stockholders' deficit and its cash flows for the years then ended, and for the period from July 11, 1995 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company's continued viability is dependent upon its ability to meet future financing requirements and the success of future operations. The Company has negative working capital substantial debt and a history of recurrent losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

April 15, 2004

                                              VIRAL GENETICS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                                 BALANCE SHEETS

                                                                              December 31,        December 31,
                                                                                  2003                2002
                                                                             ---------------     ---------------
ASSETS

    CURRENT ASSETS
       Cash and cash equivalents                                             $        5,096      $            -
       Money Market                                                                 260,111                   -
                                                                             --------------      --------------
          Total Current Assets                                                      265,207                   -
                                                                             --------------      --------------

    PROPERTY AND EQUIPMENT, net                                                      64,115             103,516

    OTHER ASSETS
       Deposits                                                                       1,850                 410
       Goodwill and patents                                                       5,206,052           5,206,052
                                                                             --------------      --------------
          Total Other Assets                                                      5,207,902           5,206,462
                                                                             --------------      --------------

       TOTAL ASSETS                                                          $    5,537,224      $    5,309,978
                                                                             ==============      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES
       Accounts payable                                                      $      241,657      $      266,872
       Accrued wages payable                                                        450,000                   -
       Bank overdrafts payable                                                            -               5,291
       Accrued interest                                                           1,209,381           1,023,572
       Convertible notes payable - related party                                          -           5,514,241
       Other notes payable                                                          269,986              40,000
       Other current liability                                                      100,000             100,000
                                                                             --------------      --------------
          Total Current Liabilities                                               2,271,024           6,949,976
                                                                             --------------      --------------

    LONG-TERM LIABILITIES
       Convertible notes payable, related parties                                 7,722,384           2,603,416
                                                                             --------------      --------------

       TOTAL LIABILITIES                                                          9,993,408           9,553,392
                                                                             --------------      --------------

    STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, 20,000,000 shares authorized,
          $0.0001 par value; no shares issued and outstanding                             -                   -
       Common stock, 80,000,000 shares authorized,
          $0.0001 par value; 49,111,013 and 40,723,137 shares
          issued and outstanding, respectively                                        4,911               4,072
       Additional paid-in capital                                                 8,124,846           5,811,984
       Common stock warrants                                                        169,878              99,242
       Common stock options                                                       1,846,000                   -
       Deficit accumulated during development stage                             (14,601,819)        (10,158,712)
                                                                             --------------      --------------
          Total Stockholders' Equity (Deficit)                                   (4,456,184)         (4,243,414)
                                                                             --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $    5,537,224      $    5,309,978
                                                                             ==============      ==============


                                                      VIRAL GENETICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENTS OF OPERATIONS


                                                                                                                 From
                                                                                                               July 11,
                                                                                                                 1995
                                                                             Year Ended                      (Inception)
                                                                            December 31,                          to
                                                                   ------------------------------------      December 31,
                                                                        2003                2002                 2003
                                                                   ----------------    ----------------    -----------------
REVENUES                                                           $             -     $             -     $        347,750
                                                                   ---------------     ---------------     ----------------

EXPENSES
     Research and development                                              841,461              30,567            6,492,848
     Management salaries                                                   237,500             259,977              565,195
     Depreciation expense                                                   42,378              43,110              171,564
     Legal and professional                                                 95,467             122,350              294,290
     Consulting fees                                                     2,456,106             309,030            2,800,736
     Joint venture costs                                                   168,700              50,000              218,700
     General and administrative                                            398,831             450,820            1,687,885
                                                                   ---------------     ---------------     ----------------
        TOTAL EXPENSES                                                   4,240,443           1,256,677           12,231,218
                                                                   ---------------     ---------------     ----------------

LOSS FROM OPERATIONS                                                    (4,240,443)         (1,256,677)         (11,883,468)

OTHER INCOME/(EXPENSE)
     Sale of distribution rights                                           250,000                   -              250,000
     Interest income                                                           111                   -                  111
     Interest expense                                                     (452,775)           (520,174)          (2,968,462)
                                                                   ---------------     ---------------     ----------------
        TOTAL OTHER INCOME (EXPENSE)                                      (202,664)           (520,174)          (2,718,351)

LOSS BEFORE INCOME TAXES                                                (4,443,107)         (1,776,851)         (14,601,819)

INCOME TAXES                                                                     -                   -                    -
                                                                   ---------------     ---------------     ----------------

NET LOSS                                                           $    (4,443,107)    $    (1,776,851)    $    (14,601,819)
                                                                   ===============     ===============     ================

     NET LOSS
        PER COMMON SHARE, BASIC AND DILUTED                        $         (0.10)    $         (0.05)
                                                                   ===============     ===============

     WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING,
        BASIC AND DILUTED                                               43,195,447          38,715,014
                                                                   ===============     ===============


                                                      VIRAL GENETICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                       Deficit
                                                  Common                                             Accumulated
                                                   Stock                   Additional                   During            Total
                                                 Number of                  Paid-in       Stock      Development      Stockholders'
                                                   Shares      Amount       Capital      Warrants        Stage           Deficit
                                                ----------   ---------   ------------   ----------   -------------   --------------
Issuance of common stock
  for cash at nil per share                     23,800,079  $    2,380  $      (1,380) $         -  $            -  $         1,000

Net loss for period ended
  December 31, 1995                                      -           -              -            -        (707,167)        (707,167)
                                                ----------   ---------   ------------   ----------   -------------   --------------

Balance, December 31, 1995                      23,800,079       2,380         (1,380)           -        (707,167)        (706,167)

Issuance of common stock for
  cash at $0.84 per share                           59,500           6         49,994            -               -           50,000

Issuance of common stock for
  services at $0.84 per share                      357,001          36        299,964            -               -          300,000

Net loss for year ended
  December 31, 1996                                      -           -              -            -        (810,189)        (810,189)
                                                ----------   ---------   ------------   ----------   -------------   --------------

Balance, December 31, 1996                      24,216,580       2,422        348,578            -      (1,517,356)      (1,166,356)

Issuance of common stock for
  cash at $0.84 per share                          339,151          34        284,966            -               -          285,000

Issuance of common stock for
  services at $0.84 per share                      499,802          50        419,950            -               -          420,000

Net loss for year ended
  December 31, 1997                                      -           -              -            -        (577,066)        (577,066)
                                                ----------   ---------   ------------   ----------   -------------   --------------

Balance, December 31, 1997                      25,055,533       2,506      1,053,494            -      (2,094,422)      (1,038,422)

Issuance of common stock for
  cash at $0.84 per share                          345,101          35        289,965            -               -          290,000

Net loss for year ended
  December 31, 1998                                      -           -              -            -        (708,567)        (708,567)
                                                ----------   ---------   ------------   ----------   -------------   --------------

Balance, December 31, 1998                      25,400,634       2,541      1,343,459            -      (2,802,989)      (1,456,989)

Issuance of common stock for
  cash at $0.42 per share                          595,002          59        249,941            -               -          250,000

Issuance of common stock for
  cash at $0.84 per share                           34,272           3         28,797            -               -           28,800

Net loss for year ended
  December 31, 1999                                      -           -              -            -      (2,037,638)      (2,037,638)
                                                ----------   ---------   ------------   ----------   -------------   --------------

Balance, December 31, 1999                      26,029,908       2,603      1,622,197            -      (4,840,627)      (3,215,827)

Issuance of common stock for
  cash at $0.42 per share                          595,002          59        249,941            -               -          250,000

Issuance of common stock for
  cash at $0.84 per share                          842,523          84        707,916            -               -          708,000

Issuance of common stock for
  cash at $1.94 per share                           51,567           6         99,994            -               -          100,000

Issuance of common stock for
  services at $0.84 per share                    2,163,824         216      1,818,117            -               -        1,818,333

Net loss for year ended
  December 31, 2000                                      -           -              -            -      (2,185,117)      (2,185,117)
                                                ----------   ---------   ------------   ----------   -------------   --------------

Balance, December 31, 2000                      29,682,824   $   2,968   $  4,498,165   $        -   $  (7,025,744)  $   (2,524,611)
                                                ----------   ---------   ------------   ----------   -------------   --------------


                                                      VIRAL GENETICS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                      Deficit
                                            Common                                                  Accumulated
                                             Stock       Common   Additional    Common     Common      During          Total
                                           Number of     Stock    Paid-in       Stock       Stock    Development    Stockholders'
                                             Shares      Amount   Capital       Options    Warrants     Stage          Deficit
                                           ----------    ------  ----------   ----------  ---------  ------------    -----------
Balance, December 31, 2000                 29,682,824    $2,968  $ 4,498,165  $        -  $       -  $ (7,025,744)   $(2,524,611)

Issuance of common stock for
  cash at $0.84 per share                      29,464         3      24,747            -          -             -         24,750

Issuance of common stock for
  services at $0.84 per share                  37,811         4      31,464            -          -             -         31,468

Recapitalization through reverse
  merger and acquisition of 5
  Starliving Online, Inc.                   8,035,693       804    (281,079)           -          -             -       (280,275)

Miscellaneous adjustment due
  to merger                                       481         -           -            -          -             -              -

Net loss for the year ended
  December 31, 2001                                 -         -           -            -          -    (1,356,117)    (1,356,117)
                                           ----------    ------  ----------   ----------  ---------  ------------    -----------

Balance, December 31, 2001                 37,786,273     3,779   4,273,297            -          -    (8,381,861)    (4,104,785)

Issuance of common stock for
  cash at $0.70 per share                     215,000        21     149,979            -          -             -        150,000

Issuance of common stock from
  the exercise of options for
  cash at $0.01 per share                   1,000,000       100     149,900            -          -             -        150,000

Issuance of common stock for
  debt at $0.80 per share                   1,654,027       165   1,223,815            -     99,242             -      1,323,222

Issuance of common stock for
  services at $0.22 per share                  67,837         7      14,993            -          -             -         15,000

Net loss for the year ended
  December 31, 2002                                 -         -           -            -          -    (1,776,851)    (1,776,851)
                                           ----------    ------  ----------   ----------  ---------  ------------    -----------

Balance, December 31, 2002                 40,723,137     4,072   5,811,984            -     99,242   (10,158,712)    (4,243,414)

Issuance of options for services
  at $0.10 to $0.66                                 -         -           -    2,384,000          -             -      2,384,000

Issuance of warrants for services
  at $0.29 to $0.35                                 -         -           -            -    177,000             -        177,000

Issuance of common stock for cash
  at $0.20 to $0.35 per share               3,531,456       354     873,889            -          -             -        874,243

Issuance of common stock for cash
  at $0.2135 per share                      2,341,675       234     499,766            -          -             -        500,000

Issuance of common stock from the
  exercise of options for cash at
  $0.01 per share                             700,000        70     269,930     (263,000)         -             -          7,000

Issuance of common stock from the
  exercise of options for debt at
  $0.01 per share                             480,769        48     197,260     (192,500)         -             -          4,808

Issuance of common stock from the
  exercise of options for services
  at $0.01 per share                          250,000        25      84,975      (82,500)         -             -          2,500

Issuance of common stock from the
  exercise of warrants for expenses
  at $0.05 per share                          250,000        25      84,975            -    (72,500)            -         12,500

Issuance of common stock for services
  at $0.20 to $0.70 per share                 383,096        38     132,984            -          -             -        133,022

Issuance of common stock and warrants
  for debt and interest at $0.30
  per share                                   450,880        45      69,841            -     65,378             -        135,264

Allocation of expired warrants to
  additional paid-in capital                        -         -      99,242            -    (99,242)            -              -

Net loss for the year ended
  December 31, 2003                                 -         -           -            -          -    (4,443,107)    (4,443,107)
                                           ----------    ------  ----------   ----------  ---------  ------------    -----------

Balance, December 31, 2003                 49,111,013    $4,911  $8,124,846   $1,846,000  $ 169,878  $(14,601,819)   $(4,456,184)
                                           ==========    ======  ==========   ==========  =========  ============    ===========



                                              VIRAL GENETICS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS


                                                                                                 From
                                                                                              July 11,
                                                                                                1995
                                                                      Year Ended             (Inception)
                                                                     December 31,                to
                                                              ---------------------------    December 31,
                                                                 2003           2002            2003
                                                              -----------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $(4,443,107)   $ (1,776,851)  $ (14,601,819)
     Depreciation                                                 42,378          43,109         171,564
     Non-cash operating expenses                                       -         140,000         144,901
     Issuance of common stock for services                       133,022          15,000       2,717,823
     Options and warrants issued for services                  2,561,000               -       2,561,000
     Options exercised for services                                2,500                           2,500
     Warrants exercised for services                              12,500               -          12,500
     Issuance of common stock for expenses paid
      by third party                                                   -         593,947         593,947
     Issuance of stock for interest                                1,922               -           1,922
     Notes payable issued for expenses                           144,822               -         144,822
     Expenses paid with notes payable                            (10,000)              -         (10,000)
     Notes payable converted to accrued wages                    (25,000)              -         (25,000)
     Increase in accrued interest                                185,809         512,488       1,209,381
     Increase (decrease) in accounts payable                     (25,215)         99,748         241,656
     Increase in accrued wages payable                           450,000               -         450,000
     Decrease in bank overdrafts payable                          (5,291)          3,921               -
     Proceeds from customer deposit                                    -         100,000         100,000
                                                             -----------    ------------   -------------
Net cash used in operations                                     (974,660)       (272,969)     (6,284,803)
                                                             -----------    ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in deposits                                         (1,440)           (410)         (1,850)
     Acquisition of equipment                                     (2,977)              -        (275,080)
     Increase in patent                                                -               -      (5,206,051)
                                                             -----------    ------------   -------------
Net cash used in investing activities                             (4,417)           (410)     (5,482,981)
                                                             -----------    ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                 399,883         349,905       9,138,976
     Payments on notes payable                                  (536,842)       (236,936)       (773,778)
     Proceeds from exercise of options and warrants                7,000               -           7,000
     Proceeds from sale of common stock                        1,374,243         160,000       3,660,793
                                                             -----------    ------------   -------------
Net cash provided by financing activities                      1,244,284         272,969      12,032,991
                                                             -----------    ------------   -------------

Change in cash                                                   265,207               -         265,207

Cash, beginning of period                                              -               -               -
                                                             -----------    ------------   -------------

Cash, end of period                                          $   265,207    $          -   $     265,207
                                                             ===========    ============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest expense paid                                   $    13,607    $     53,454    $     67,061
                                                             ===========    ============   =============
     Income taxes paid                                       $         -    $          -    $          -
                                                             ===========    ============   =============

NON-CASH TRANSACTIONS:

     Issuance of common stock for services                   $   133,022    $     15,000    $  2,717,823
     Options and warrants issued for services                $ 2,561,000    $          -    $  2,561,000
     Options and warrants exercised for services             $    15,000    $          -    $     15,000
     Non-cash operating expenses                             $         -    $    140,000    $    144,901
     Issuance of common stock for debt paid by third party   $         -    $    593,947    $    593,947
     Issuance of common stock for debt and interest          $     1,922    $    729,275    $    731,197
     Notes payable issued for services                       $   144,822    $          -    $    144,822
     Notes payable issued for expenses                       $    10,000    $          -    $     10,000
     Notes payable issued for accrued wages                  $    25,000    $          -    $     25,000



                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics Inc. ("the Company") was incorporated in California on July 11, 1995 and is in the development stage. The Company is engaged in the research and development of protein-based therapeutic and diagnostic products with applications in infectious disease, autoimmune conditions, and immunological deficiency. The Company was acquired by a Delaware corporation and reporting issuer on October 1, 2001 This transaction is more fully described in Note 11. The Company's year-end is December 31.

Viral Genetics, Inc. owns 100% of both a South African and a Chinese subsidiary. These entities were organized as Viral Genetics Beijing, Ltd. and Viral Genetics South Africa (Proprietary), Ltd. during the year ended December 31, 2003 for prospective operations in both countries. At this time, the office in China has a President and two full-time employees working on regulatory related activity seeking registration for HIV/AIDS product. There is no financial activity in this office other than monthly stipends sent from the by the U.S. company to cover certain expenses, which is included in operating expenses of Viral Genetics, Inc. There is no activity in the South African company.

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

Accounting Methods
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees
--------------------------------------------------------------------------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Compensated Absences
--------------------
The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatable, it would not be currently recognized as the amount would be deemed immaterial.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


Derivative Instruments
----------------------
In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
----------------------------
The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Earnings Per Share
------------------
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2003, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include accounts payable, accrued expenses and borrowings from related parties. All of the Company's financial instruments are accounted for on a historical cost basis, which approximates fair value at December 31, 2003.

Going Concern
-------------
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $14,601,819 through December 31, 2003. The Company is currently in need of funds to continue its research and development goals. The Company has negative working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $2 million of cash is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek additional capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


Goodwill and Patents
--------------------
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, Inc., an affiliated company. See Note 4. In completing the acquisition, the Company issued to Therapeutic notes, which currently amount to $7,241,313 including accrued interest. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company intends to amortize the aforementioned patent assets once the Company begins operations.

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2003.

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company's accumulated deficit or the net losses presented.

Research and Development
------------------------
Research and development expenses are charged to operations as incurred.

Revenue Recognition
-------------------
The Company recognizes revenue from product sales upon shipment to the customer if collectability is reasonably assured.

Segment Reporting
-----------------
The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity and because its two new wholly owned subsidiaries had no activity as of December 31, 2003.

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


Recent Accounting Pronouncements
--------------------------------
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact on the Company's financial statements from the adoption of this statement.

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

The following is a summary of property, equipment, and accumulated depreciation:

                                              December 31,       December 31,
                                                  2003               2002
                                              ------------       ------------
Equipment                                     $    235,679       $    232,702
Less accumulated depreciation                     (171,564)          (129,186)
                                              ------------       ------------
                                              $     64,115       $    103,516
                                              ============       ============

Equipment principally consists of machines that can be used to manufacture the Company's drug candidates. Depreciation for the years ended December 31, 2003 and 2002 was $42,378 and $43,109, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - PATENTS

The Company has the following patents issued:

                     Region                         Date Issued       Patent No.
----------------------------------------------- ------------------  ------------
Australia                                        October 19, 2000        721463
Canada                                             March 18, 2003       2220347
EPC (Austria, Denmark, France, Germany, Great   September 5, 2001    69615015.8
Britain, Ireland, Italy, Liechtenstein, Monaco,
Netherlands, Spain, and Switzerland)
Hong Kong                                          August 9, 2002     HK1009457
Israel                                            January 5, 1996      118103/5
Russia and Former Soviet Republics                   July 4, 2000        001100

These patents all relate to certain of the Company's products which are based on TNP. The Company intends to amortize the aforementioned patent assets once the Company begins production. The Company also has patents issued in Bulgaria and New Zealand, and pending patent applications in Argentina, Brazil, China, Japan, South Africa and United States.

The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing products similar to those of the Company. There can be no assurance that patents, if obtained for the aforementioned patent applications, will be enforceable. Patents that were acquired from Therapeutic Genetics, Inc. are the security for notes payable issued for the aforementioned patents. (See Note 8)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Product Liability
-----------------
The Company may be subjected to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of December 31, 2003, the Company does not have product liability insurance for any of its drug candidate products.

Investment Banking Agreement
----------------------------
In November 2001, the Company signed an agreement with Burlington Capital Markets, Inc. ("Burlington"), whereby Burlington would provide strategic relationships and assistance in connection with future financing of the Company in exchange for a combination of cash payments, common stock and stock warrants. In 2003, this agreement was terminated and the

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


Company has been indemnified against any future litigation related thereto by a limited liability company whose controlling member and manager is a former officer and principal shareholder of Burlington. This matter was settled subsequent to year-end with the issuance of stock. (See Note 13)

Consulting Agreements
---------------------
In December 2002, the Company signed an agreement with Voluto Ventures, LLC for various management and advisory services. Under the agreement, the Company issued 1,000,000 common stock options with an exercise price of $0.01 per share, which were exercised in December 2002 and the Company agreed to issue to Voluto Ventures, LLC up to a total of 2,000,000 additional stock options with an exercise price of $0.01 per share and agreed to pay $10,000 per month for services rendered under certain circumstances. During the year ended December 31, 2003, Voluto Ventures, LLC received and exercised 480,769 options in accordance with this agreement. The agreement was terminated during June 2003, and both parties provided each other with a mutual release.

During the year ended December 31, 2003, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would receive stock or stock options for every three months of service. (See Note 10 regarding stock options and Note 13 for subsequent consulting agreements.). As of December 31, 2003, the Company had seven individuals and firms engaged under such agreements.

Joint Venture
-------------
On March 25, 2001, the Company announced a mutual and joint venture agreement with New York International Commerce Group, Inc. ("NYIC") to pursue distribution of VGV-1 in China. As part of the agreement, NYIC was to assist the Company in securing a State Drug Administration certification from the Chinese government, after which NYIC would have been given exclusive distribution rights to VGV-1 in China. During the year ended December 31, 2003, there was $177,000 expended relating to this venture, including a 5% buy down of the ending royalty from the original agreement. This agreement was terminated effective October 1, 2003.

Finder's Fee
------------
As a finder's fee in relation to the joint venture with NYIC, the Company entered into a Services Agreement with L&M Global Ventures, Inc. ("L&M"). This agreement provided for payment of a royalty to L&M upon successful registration of the Company's prospective HIV and AIDS treatment. The agreement also provided L&M with certain options to purchase shares of the Company's common stock. This agreement was terminated effective October 1, 2003.

Other Current Liabilities
-------------------------
In April 2002, the Company announced it had submitted a New Drug Application with the Mexican Secretariat of Health, seeking registration of VGV-1 for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


expanded human clinical trial of TNP with Mexican authorities. The application for registration is pending at December 31, 2003 and the application for an additional human clinical trial is held in abeyance pending the Company's decision to proceed with it further. In July 2002, the Company received $100,000 from a hospital in Mexico relating to a potential sale of VGV-1. The Company has deferred the recognition of this potential revenue until such time that the Mexican government grants the license and the product is delivered. As of December 31, 2003, this amount is classified in the accompanying financial statements under other current liabilities.

Employment Agreements
---------------------
On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. The three agreements are effective until May 31, 2006 and may be extended for additional one year terms upon the mutual consent of the employee and the Company. Each agreement provides for a salary of $150,000 per annum, a signing bonus of 500,000 options to purchase shares of the Company's common stock at a price equal to market value on the date of issuance, and an annual grant of 1,800,000 stock options to purchase shares of the Company's common stock at a price equal to market value on the date of issuance. (See Note 10 regarding stock options).

Distribution Agreements
-----------------------
In January 2003, the Company reached a distribution agreement with a group in relation to the testing, distribution and marketing of its prospective HIV and AIDS treatment in Africa. Under the agreement, the Company received in 2003 approximately $250,000 as a non-refundable deposit. In April 2003, the agreement was cancelled. (See Note 12 and Note 13). On April 14, 2003, the Company entered into a distribution agreement with a second group in relation to the testing, distribution and marketing of all of its VGV-1-based products in Africa. This agreement was terminated by mutual consent on December 31, 2003 due to the licensee's inability to conduct and fund a human clinical trial in Africa.

In 2003, the Company entered into a subscription agreement with an individual whereby the purchaser committed to purchasing 4,683,350 shares of the Company's common stock for $2,000,000 by July 14, 2003 and acquiring certain distribution rights to one of the Company's drug candidates in India. The subscriber paid for the first $500,000 worth of common stock, but has neither paid nor arranged to pay for the balance of $1,500,000. The agreement is considered by the Company to be null and void.

In 1999 and 2001, the Company entered into various distribution and services agreements related to the development and commercialization of certain of its products in Mexico. As of December 31, 2003, the Company considers these agreements terminated for non-performance.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


NOTE 6 - STOCKHOLDERS' DEFICIT

During years 1996, 1997 and 2000, the Company issued shares of common stock for $300,000, $420,000 and $1,818,333, respectively, for research and development services. During the years 1996 through 2000, the Company received $1,962,800 in cash for sales of common stock.

During the year ended December 31, 2001, $24,750 in cash was received for issuance of common stock and the Company also issued common stock for research and development services based on the fair market value of the stock for $31,468.

During the year ended December 31, 2002, $160,000 in cash was received for issuance of common stock and the Company also issued common stock for services based on the fair market value of the stock for $155,000. The Company also issued 1,654,027 shares at $0.80 per share for $593,947 of debt paid by a third party and $729,275 of notes payable.

In December 2002, the Company issued 1,000,000 shares for exercise of options for cash of $10,000 and services valued at $114,000.

In May 2003, the Company issued 33,919 shares for services valued at $23,743; 936,670 shares for cash of $200,000; 100,000 shares for services valued at $50,000; and 200,000 shares for exercise of options for cash of $2,000 and services valued at $66,000.

In July 2003, the Company issued 1,405,005 shares for cash of $300,000 and 200,000 shares for exercise of options for cash of $2,000 and services valued at $66,000.

In August 2003, the Company issued 25,000 shares for services valued at $5,000.

In September 2003, the Company issued 250,000 shares for exercise of options for services valued at $118,500. Also in September 2003, the company received $1,000 for the exercise of options for 100,000 common shares.

In October 2003, the Company issued 812,500 shares for cash of $162,500; 47,500 shares for services valued at $9,500; 9,450 shares for services valued at $1,890; 333,573 shares in exchange for convertible debt and interest valued at $100,072; 220,000 shares for exercise of warrants for cash of $11,000 and services valued at $63,800.

In November 2003, the Company issued 2,388,956 shares for cash of $612,695; 88,648 shares for services valued at $22,162; 67,760 shares for services valued at $16,940; and 10,819 shares for services valued at $3,787.

In December 2003, the Company issued 330,000 shares for cash of $99,000; 200,000 shares for exercise of options for cash of $2,000 and services valued at $98,000; 30,000 shares for exercise of warrants for cash of $1,500 and services valued at $8,700; 480,769 shares in exercise of

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


options in exchange for debt of $4,808; and 117,307 shares in exchange for debt valued at $35,192.

Due to the debt restructuring and the issuance of convertible notes (described more fully in Note 8), the Company does not have sufficient shares authorized to allow for conversion and exercise of all of its outstanding options, warrants, and convertible securities. At December 31, 2003, the Company had authorized a total of 80,000,000 shares of common stock. Upon the exercise and conversion of the foregoing debt, options and warrants, the Company would need a total of approximately 122,000,000 shares authorized. The Company is aware of this and is considering appropriate alternatives.

NOTE 7 - INCOME TAXES

At December 31, 2003, the Company had net deferred tax assets of approximately $4,352,367 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2003 and 2002.

The significant components of the deferred tax asset at December 31, 2003 and 2002 were as follows:

                                           December 31, 2003  December 31, 2002
                                           -----------------  -----------------
Net operating loss carryforward
  before adjustments                          $ 14,988,342       $ 10,154,758
Section 197 amortization of patents                347,070            347,070
Tax over book depreciation                          26,668             43,407
Options/warrants issued for expenses            (2,561,000)                 -
                                              ------------       ------------
Net operating loss carryforward                 12,801,080         10,545,235

Deferred tax asset                            $  4,352,367       $  3,585,380
Deferred tax asset valuation allowance        $  4,352,367       $  3,585,380

At December 31, 2003, the Company has utilizable net operating loss carryforwards of approximately $12,800,000, which expire in the years 2015 through 2024. The Company recognized approximately $2,561,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2002 to December 31, 2003 was $766,987.

NOTE 8 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company has the following obligations:

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


Convertible notes payable and accrued
  interest to related parties                       $  8,931,765
Other notes payable                                      269,986
                                                    ------------
Total                                               $  9,201,751
                                                    ============

Although a large portion of the related party notes were due in 2003, the Company did not have the funds necessary to pay the obligations. The debts were restructured in June 2003 with the issuance of 5% convertible notes whose terms included all underlying principal and interest due March 31, 2008. All of these convertible notes are exchangeable into units of the Company at the rate of $0.30 per unit. Each unit consists of one common share of the Company's common stock and one warrant to purchase a share of the Company's common stock at a price of $0.40, exercisable for 5 years.

Notes payable totaling $6,250,000, plus accrued interest are payable at December 31, 2003 to Therapeutic Genetics, Inc. (TGI), considered an affiliated company. The notes originated with a patent transfer to the Company from TGI. The patents that were transferred are the collateral underling the notes. Two directors and principal stockholders of the Company, are also principal stockholders of the affiliated company, TGI.

On September 30, 2003, the Company executed a convertible debenture in the amount of $200,000 with an arms length individual. The terms of this note require payment due on the earlier of December 30, 2003, or the date of any event of default as defined in the agreement. However, any amount of the outstanding principal can be converted at any time at the option of the holder. On December 30, 2003, the debenture holder agreed to extend the maturity date of the debenture to July 31, 2004.

NOTE 9 - WARRANTS

During the year ended December 31, 2003, the Company granted 600,000 warrants for compensation for consulting services.

The Company also issued 450,880 warrants as part of units issued pursuant to the exchange of debts totaling $135,264 (as more fully described in Note 6).

The fair value of each warrant granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%, volatility of 164%, expected life of 1-5 years, and no expected dividends. The value of these warrants in the amount of $242,378 is included in consulting fees expense in the accompanying financial statements.

The following is a summary of stock warrants activity:

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


                                                                        Weighted
                                                                        Average
                                                              Number    Exercise
                                                            of Shares     Price
                                                           ----------- ---------
Warrants outstanding at December 31, 2002                           -         -
Granted                                                       550,000      0.05
Granted                                                        50,000      0.01
Granted                                                       450,880      0.40
Exercised                                                    (250,000)     0.05
                                                            ---------   -------
Warrants outstanding and exercisable at December 31, 2003     800,880   $  0.20
                                                            =========   =======

Weighted average fair value of options granted during
 the year ended December 31, 2003                           $    0.23
                                                            =========

NOTE 10 - STOCK OPTIONS

During the year ended December 31, 2003, the Company granted 13,080,769 options under various consulting or advising services agreements at exercise prices of $0.01 to $1.00. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor, or May 31, 2008, whichever is sooner. At December 31, 2003, 2,430,769 of the options granted had been exercised.

The Company issued 2,300,000 options each to Mr. Haig Keledjian, Mr. Hampar Karageozian, and Mr. Harry Zhabilov, Jr. which includes 1,800,000 options as part of an annual option and 500,000 options as a signing bonus which were granted pursuant to each officer's Employment Agreement (more fully described in Note 5); 1,500,000 options to consultants as compensation for management roles. Another 250,000 options were issued as a finder's fee.

The fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 164%; expected life of 1-5 years; and no expected dividends. The value of these options in the amount of $2,524,000 is included in consulting fees expense in the accompanying financial statements.

The following is a summary of stock option activity:

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


                                                                        Weighted
                                                                        Average
                                                              Number    Exercise
                                                            of Shares     Price
                                                           ----------- ---------
Warrants outstanding at December 31, 2002                           -         -
Granted                                                     2,930,769      0.01
Granted                                                     1,250,000      0.50
Granted                                                     7,650,880      0.52
Granted                                                       250,000      0.38
Granted                                                       250,000      0.60
Granted                                                       250,000      0.65
Granted                                                       500,000      1.00
Exercised during 2003                                      (2,430,769)     0.01
                                                           ----------   -------
Options outstanding and exercisable at December 31, 2003   10,650,000   $  0.42
                                                           ==========   =======

Weighted average fair value of options granted during
 the year ended December 31, 2003                          $     0.19
                                                           ==========

There is no formal stock option plan in place. Stock options are issued by management for consulting services as deemed appropriate.

NOTE 11 - MERGER AND ACQUISITION

On October 1, 2001, Viral Genetics, Inc., a Delaware corporation, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of Viral Genetics, Inc., a Delaware corporation, with the Company as the acquirer (reverse acquisition), wherein the Company became the continuing reporting entity. The net book value of liabilities assumed was $280,275 in the form of notes payable. The historical financial statements prior to October 1, 2001 are those of the Company, and are restated for the exchange of 29,750,580 shares of common stock for the original capital stock of the Company.

NOTE 12 - OTHER INCOME

In January 2003, the Company reached an arms length distribution agreement with an unaffiliated party in relation to the testing, distribution and marketing of its prospective HIV and AIDS treatment. Under the agreement in 2003 the Company received approximately $250,000 as a non-refundable deposit. In April 2003, the agreement was cancelled. The money received under the agreement was non-refundable and is classified as other non-operating income (see Note 13).

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


NOTE 13 - SUBSEQUENT EVENTS

Consulting Agreements and Issuances of Stock Options
----------------------------------------------------
In February, 2004, the Company amended the consulting agreement with one of its consultants increasing their remuneration in options. In March, 2004, the Company engaged the services of two additional advisors, bringing the total number of individuals and firms engaged to nine. These agreements are consistent with prior agreements where stock and stock options will be granted quarterly for services rendered.

Distribution Agreements
-----------------------
In March, 2004, the Company offered an interest in its South African subsidiary to an arms length party in relation to the cancellation of the distribution agreement and the $250,000 non-refundable deposit. They have accepted an offer to sell them 10% of the South African subsidiary for $500,000 effective March 24, 2004. This party had also advanced the Company an additional $100,000 during the year ended December 31, 2002, which will be applied toward the $500,000. The Company has agreed to the first 5% being fully paid for by the $100,000, and the second 5% is valued at $400,000 which is to be paid no later than November 31, 2004. (see Note 12 and Note 5).

Debt Settlement
---------------
In January 2004, the Company agreed to exchange debts valued at $20,000 for 66,666 units, with each unit comprised of one share of the Company's common stock and one warrant to purchase a share of the Company's common stock at a price of $0.40, exercisable for 5 years.

Option Exercise
---------------
During the first quarter 2004, 300,000 options were issued and exercised at $0.01 and another 400,000 options were exercised from options outstanding at December 31, 2003. All are in relation to consulting agreements in place at December 31, 2003.

Warrant Exercise
----------------
During the first quarter of 2004, 300,000 warrants were exercised at $0.05 and another 50,000 warrants were exercised from warrants outstanding at December 31, 2003.

Termination Settlement
----------------------
In January 2004, the Company issued 250,000 shares of the Company's common stock as part of the settlement of a terminated agreement. (See Note 5 - Investment Banking Agreement.)

Finder's Fee
------------
In February 2004, the Company issued 250,000 shares of the Company's common stock as a finder's fee.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2003


South Africa Clinical Trial
---------------------------
The Company was approved by the Medicines Control Council of South Africa for a human clinical trial of its prospective HIV and AIDS treatment commencing in 2004.

Formation of Advisory Board
---------------------------
The Company established an advisory board by board resolution January 1, 2004. The board currently has five members appointed, two of which were appointed subsequent to year-end. The Company is currently recruiting additional members. The current primary purpose of the board is to assist the Company in filing an IND for the Company's prospective HIV and AIDS treatment, VGV-1 (formerly referred to as VGV-1).