Form 10QSB
period 2004-03-31
VIRAL GENETICS INC /DE/
filed 2004-05-25
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to __________

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

                   905 Mission Street, So. Pasadena, CA 91030
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (626) 441-3282
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
       -------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2004 there were 52,698,201 shares of common stock outstanding.

Transitional Small Business Format:  Yes [ ]  No [X]

                                   FORM 10-QSB
                              VIRAL GENETICS, INC.

                                      INDEX
                                                                          Page
PART I.     Item 1. Financial Information                                  3

                Consolidated Balance Sheets                                3

                Consolidated Statements of Operations                      4

                Consolidated Statements of Cash Flows                      5

                Notes to Consolidated Financial Statements                 6

            Item 2.  Management's Discussion and Analysis or
                     Plan of Operation                                    16

            Item 3.  Controls and Procedures                              20

PART II Other Information                                                 21

            Item 2.  Changes in Securities and Use of Proceeds            21

            Item 6.  Exhibits and Reports on Form 8-K                     21

SIGNATURES                                                                22

                                                VIRAL GENETICS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                                 BALANCE SHEETS

                                                                                 March 31,         December 31,
                                                                                   2004                2003
                                                                               ------------        ------------
ASSETS

    CURRENT ASSETS
       Cash                                                                    $    316,270        $    265,207
                                                                               ------------        ------------
          Total Current Assets                                                      316,270             265,207
                                                                               ------------        ------------


    PROPERTY AND EQUIPMENT, net                                                      65,124              64,115

    OTHER ASSETS
       Deposits                                                                       2,350               1,850
       Advances                                                                      14,115                   -
       Goodwill and patents                                                       5,206,052           5,206,052
                                                                               ------------        ------------
          Total Other Assets                                                      5,222,517           5,207,902
                                                                               ------------        ------------

       TOTAL ASSETS                                                            $  5,603,911        $  5,537,224
                                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES
       Accounts payable                                                        $    251,860        $    241,657
       Accrued wages payable                                                        557,500             450,000
       Bank overdrafts payable                                                            -                   -
       Accrued interest                                                           1,314,063           1,209,381
       Notes payable - related party                                                      -                   -
       Other notes payable                                                          309,966             269,986
       Other current liability                                                      100,000             100,000
                                                                               ------------        ------------
          Total Current Liabilities                                               2,533,389           2,271,024
                                                                               ------------        ------------

    LONG-TERM LIABILITIES
       Notes payable, related parties                                             7,606,997           7,722,384
                                                                               ------------        ------------

       TOTAL LIABILITIES                                                         10,140,386           9,993,408
                                                                               ------------        ------------

    STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, 20,000,000 shares authorized,
          $0.0001 par value; no shares issued and outstanding                             -                   -
       Common stock, 80,000,000 shares authorized,
          $0.0001 par value;  52,698,201 and 49,111,013
          issued and outstanding, respectively                                        5,270               4,911
       Additional paid-in capital                                                 9,861,356           8,124,846
       Common stock warrants                                                         74,645             169,878
       Common stock options                                                       1,904,500           1,846,000
       Subscription receivable                                                       (4,100)                  -
       Deficit accumulated during development stage                             (16,378,146)        (14,601,819)
                                                                               ------------        ------------
          Total Stockholders' Equity (Deficit)                                   (4,536,475)         (4,456,184)
                                                                               ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $  5,603,911        $  5,537,224
                                                                               ============        ============


                        See accompanying condensed notes to these financials statements.

                                                        3

                                              VIRAL GENETICS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS

                                                                                                               From
                                                                                                             July 11,
                                                                                                               1995
                                                                      Three Months Ended                    (Inception)
                                                                            March 31,                            to
                                                               -----------------------------------            March 31,
                                                                    2004                  2003                  2004
                                                               --------------       --------------         --------------
REVENUES                                                       $            -       $            -         $      347,750
                                                               --------------       --------------         --------------

EXPENSES
    Research and development                                          124,595              114,176              6,617,443
    Management salaries                                                71,875                    -                637,070
    Depreciation expense                                               10,503               10,524                182,067
    Legal and professional                                             58,695               26,001                352,985
    Consulting fees                                                 1,165,055               12,000              3,965,791
    Joint venture costs                                                28,500               17,000                247,200
    General and administrative                                        202,425              100,144              1,890,310
                                                               --------------       --------------         --------------
       TOTAL EXPENSES                                               1,661,648              279,845             13,892,866
                                                               --------------       --------------         --------------

LOSS FROM OPERATIONS                                               (1,661,648)            (279,845)           (13,545,116)

OTHER INCOME/(EXPENSE)
    Sale of distribution rights                                             -              250,000                250,000
    Interest income                                                       430                    -                    541
    Interest expense                                                 (115,111)                   -             (3,083,573)
                                                               --------------       --------------         --------------
       TOTAL OTHER INCOME/(EXPENSE)                                  (114,681)             250,000             (2,833,032)

LOSS BEFORE INCOME TAXES                                           (1,776,329)             (29,845)           (16,378,148)

INCOME TAXES                                                                -                    -                      -
                                                               --------------       --------------         --------------

NET LOSS                                                       $   (1,776,329)      $      (29,845)        $  (16,378,148)
                                                               ==============       ==============         ==============

    NET LOSS
       PER COMMON SHARE, BASIC AND DILUTED                     $        (0.04)      $          nil
                                                               ==============       ==============

    WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING,
       BASIC AND DILUTED                                           50,504,828           40,723,137
                                                               ==============       ==============


                        See accompanying condensed notes to these financials statements.

                                                        4

                                              VIRAL GENETICS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS

                                                                                                             July 11
                                                                                                               1995
                                                                           Three Months Ended              (Inception)
                                                                                March 31,                       to
                                                                    ---------------------------------        March 31,
                                                                         2004               2003                2004
                                                                    --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $   (1,776,329)    $      (29,845)    $  (16,378,148)
     Depreciation                                                           10,503             10,524            182,067
     Non-cash operating expenses                                                 -                  -            144,901
     Issuance of common stock for services                                 370,187                  -          3,088,010
     Options and warrants issued for services                              644,000                  -          3,205,000
     Options exercised for services                                              -                  -              2,500
     Warrants exercised for services                                             -                  -             12,500
     Issuance of common stock for expenses paid by third party                   -                  -            593,947
     Issuance of common stock for settlement agreement                     175,000                  -            175,000
     Issuance of stock for interest                                              -                  -              1,922
     Notes payable issued for expenses                                       2,333                  -            147,155
     Expenses paid with notes payable                                          (43)                 -            (10,043)
     Notes payable converted to accrued wages                                    -                  -            (25,000)
     Increase in accrued interest                                          104,682             18,868          1,314,063
     Increase (decrease) in accounts payable                                10,203            (23,231)           251,859
     Increase in accrued wages payable                                     107,500                  -            557,500
     Proceeds from customer deposit                                              -                  -            100,000
                                                                    --------------     --------------     --------------
Net cash used in operations                                               (351,964)           (23,684)        (6,636,767)
                                                                    --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in deposits and advances                                     (14,615)                 -            (16,465)
     Acquisition of equipment                                              (11,510)                 -           (286,590)
     Increase in patent                                                          -                  -         (5,206,051)
                                                                    --------------     --------------     --------------
Net cash used in investing activities                                      (26,125)                 -         (5,509,106)
                                                                    --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                            39,980             23,684          9,178,956
     Payments on notes payable                                             (97,677)                 -           (871,455)
     Proceeds from exercise of options and warrants                          9,500                  -             16,500
     Proceeds from sale of common stock                                    477,349                  -          4,138,142
                                                                    --------------     --------------     --------------
Net cash provided by financing activities                                  429,152             23,684         12,462,143
                                                                    --------------     --------------     --------------

Change in cash                                                              51,063                  -            316,270

Cash, beginning of period                                                  265,207                  -                  -
                                                                    --------------     --------------     --------------

Cash, end of period                                                 $      316,270     $            -     $      316,270
                                                                    ==============     ==============     ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest expense paid                                          $       10,429     $       27,651     $       77,490
                                                                    ==============     ==============     ==============
     Income taxes paid                                              $            -     $            -     $            -
                                                                    ==============     ==============     ==============

NON-CASH TRANSACTIONS:

     Issuance of common stock for services                          $       37,187     $            -     $    3,088,010
     Issuance of common stock for settlement agreement              $      175,000     $            -     $      175,000
     Options and warrants issued for services                       $      644,000     $            -     $    3,205,000
     Options and warrants exercised for services                    $            -     $            -     $       15,000
     Non-cash operating expenses                                    $            -     $            -     $      144,901
     Issuance of common stock for debt paid by third party          $            -     $            -     $      593,947
     Issuance of common stock and warrants for debt                 $       20,000     $            -     $      751,197
     Notes payable issued for services                              $        2,333     $            -     $      147,155
     Notes converted to accrued wages                               $          (43)    $            -     $      (10,043)
     Notes converted to accrued wages                               $            -     $            -     $      (25,000)



                        See accompanying condensed notes to these financials statements.

                                                      5

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                 March 31, 2004


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics Inc. ("the Company") was incorporated in California on July 11, 1995 and is in the development stage. The Company is engaged in the research and development of protein-based therapeutic and diagnostic products with applications in infectious disease, autoimmune conditions, and immunological deficiency. The Company was acquired by a Delaware corporation and reporting issuer on October 1, 2001. This transaction is more fully described in Note 11. The Company's year-end is December 31.

Viral Genetics, Inc. owns 100% of both a South African and a Chinese subsidiary. These entities were organized as Viral Genetics Beijing, Ltd. and Viral Genetics South Africa (Proprietary), Ltd. during the year ended December 31, 2003 for prospective operations in both countries. At this time, the office in China has a President and two full-time employees working on regulatory related activity seeking registration for the Company's HIV/AIDS product. There is no financial activity in this office other than monthly stipends sent from the by the U.S. company to cover certain expenses, which is included in operating expenses of Viral Genetics, Inc. There is no activity in the South African company.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.


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

Earnings Per Share
------------------
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there was approximately 46,800,000 of common stock equivalents outstanding at March 31, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Going Concern
-------------
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $16,378,146 through March 31, 2004. The Company is currently in need of funds to continue its research and development goals. The Company has negative working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Goodwill and Patents
--------------------
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, Inc., an affiliated company. See Note 4. In completing the acquisition, the Company issued to Therapeutic notes, which currently amount to $7,336,090 including accrued interest. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company intends to amortize the aforementioned patent assets once the Company begins operations.

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

The following is a summary of property, equipment, and accumulated depreciation:

                                           March 31,         December 31,
                                             2004                2003
                                          ---------           ---------

Equipment                                 $ 247,191           $ 235,679
Less accumulated depreciation              (182,067)           (171,564)
                                          ---------           ---------
                                          $  65,124           $  64,115
                                          =========           =========

Equipment principally consists of machines that can be used to manufacture the Company's drug candidates. Depreciation for the three months ended March 31, 2004 and 2003 was $10,503 and $10,524, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Product Liability
-----------------
The Company may be subjected to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of March 31, 2004, the Company does not have product liability insurance for any of its drug candidate products.

Consulting Agreements
---------------------
During the three-month period ended March 31, 2004, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would receive stock or stock options for every three months of service. (See
Note 9 regarding stock options.) As of March 31, 2004, the Company had eight individuals and firms engaged under such agreements.

Other Current Liabilities
-------------------------
In April 2002, the Company announced it had submitted a New Drug Application with the Mexican Secretariat of Health, seeking registration of VGV-1 for a license permitting its sale for the treatment of late-stage AIDS patients in Mexico. The Company also filed a request for an expanded human clinical trial of TNP with Mexican authorities. The application for registration is pending at December 31, 2003 and the application for an additional human clinical trial is held in abeyance pending the Company's decision to proceed with it further. In July 2002, the Company received $100,000 from a hospital in Mexico relating to a potential sale of VGV-1. The Company has deferred the recognition of this potential revenue until such time that the Mexican government grants the license and the product is delivered. As of March 31, 2004, this amount is classified in the accompanying financial statements under other current liabilities.

Employment Agreements
---------------------
On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. The three agreements are effective until May 31, 2006 and may be extended for additional one year terms upon the mutual consent of the employee and the Company. Each agreement provides for a salary of $150,000 per annum, a signing bonus of 500,000 options to purchase shares of the Company's common stock at a price equal to market value on the date of issuance, and an annual grant of 1,800,000 stock options to purchase shares of the Company's common stock at a price equal to market value on the date of issuance. (See Note 9 regarding stock options).

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

NOTE 5 - STOCKHOLDERS' DEFICIT

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

In December 2003, the Company issued 330,000 shares for cash of $99,000; 200,000 shares for exercise of options for cash of $2,000 and services valued at $98,000; 30,000 shares for exercise of warrants for cash of $1,500 and services valued at $8,700; 480,769 shares in exercise of options in exchange for debt of $4,808; and 117,307 shares in exchange for debt valued at $35,192.

During the three months ended March 31, 2004, the Company issued 1,240,800 shares for cash of $477,349 and subscription receivable of $600; 950,000 shares for exercise of options for cash of $9,500; 350,000 shares for exercise of warrants for subscription receivable of $3,500; 729,722 shares for services valued at $370,187; 66,666 shares in exchange for debt of $10,726; and 250,000 shares in exchange for settlement agreement valued at $175,000.

Due to the debt restructuring and the issuance of convertible notes (described more fully in Note 7), the Company does not have sufficient shares authorized to allow for conversion and exercise of all of its outstanding options, warrants, and convertible securities. At March 31, 2004, the Company had authorized a total of 80,000,000 shares of common stock. Upon the exercise and conversion of the foregoing debt, options and warrants, the Company would need a total of approximately 127,000,000 shares authorized. The Company is aware of this and is considering appropriate alternatives.

NOTE 6 - INCOME TAXES

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

The significant components of the deferred tax asset at December 31, 2003 and 2002 were as follows:

                                               March 31, 2004  December 31, 2003
                                               --------------  -----------------
Net operating loss carryforward
  before adjustments                            $12,801,080       $14,988,342
Section 197 amortization of patents                  86,768           347,070
Tax over book depreciation                           22,428            26,668
Options/warrants issued for expenses               (644,000)       (2,561,000)
                                                -----------       -----------
Net operating loss carryforward                  12,266,276        12,801,080

Deferred tax asset                              $ 4,170,534       $ 4,352,367
Deferred tax asset valuation allowance          $ 4,170,534       $ 4,352,367

At March 31, 2004, the Company has utilizable net operating loss carryforwards of approximately $12,300,000, which expire in the years 2015 through 2024. The Company recognized approximately $2,561,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2003 to March 31, 2004 was $(181,833).

NOTE 7 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At December 31, 2003, the Company has the following obligations:

Convertible notes payable and accrued
  interest to related parties                            $ 8,921,060
Other notes payable                                          309,966
                                                         -----------
Total                                                    $ 9,231,026
                                                         ===========

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

NOTE 8 - WARRANTS

During the three months ended March 31, 2004, the Company granted 66,666 warrants in exchange for debt valued at $9,267.

During the year ended December 31, 2003, the Company granted 600,000 warrants for compensation for consulting services.

The Company also issued 450,880 warrants as part of units issued pursuant to the exchange of debts totaling $135,264.

The following is a summary of stock warrants activity:

                                                                             Weighted
                                                                              Average
                                                              Number         Exercise
                                                             of Shares         Price
                                                            ----------       --------
Warrants outstanding at December 31, 2002                            -              -
Granted                                                        550,000           0.05
Granted                                                         40,000           0.01
Granted                                                        450,880           0.40
Exercised during year ended December 31, 2003                 (250,000)          0.05
                                                            ----------       --------
Warrants outstanding and exercisable at December 31, 2003      800,880       $   0.20
                                                            ==========       ========

Granted                                                         66,666           0.40
Exercised during three months ended March 31, 2004            (350,000)
                                                            ----------       --------
Warranted outstanding and exercisable at March 31, 2004        517,546           0.44
                                                            ==========       ========

Weighted average fair value of options granted during
  the three months ended March 31, 2004                     $     0.14
                                                            ==========

NOTE 9 - STOCK OPTIONS

During the three months ended March 31, 2004, the Company granted 1,050,000 options under various consulting or advising services agreements at exercise prices of $0.01 to $0.58. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor, or May 31, 2008, whichever is sooner. At March 31, 2004, 450,000 of the options granted had been exercised.

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

The Company issued 2,300,000 options each to Mr. Haig Keledjian, Mr. Hampar Karageozian, and Mr. Harry Zhabilov, Jr. which includes 1,800,000 options as part of an annual option and 500,000 options as a signing bonus which were granted pursuant to each officer's Employment Agreement (more fully described in Note 4); 1,500,000 options to consultants as compensation for management roles. Another 250,000 options were issued as a finder's fee.

The fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value at March 31, 2004: risk free interest of 4%; volatility of 137%; expected life of 1-5 years; and no expected dividends. The value of these options in the amount of $644,000 is included in consulting fees expense in the accompanying financial statements.

The following is a summary of stock option activity:

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                 March 31, 2004

                                                                             Weighted
                                                                              Average
                                                              Number         Exercise
                                                             of Shares         Price
                                                            ----------       --------
Warrants outstanding at December 31, 2002                            -              -
Granted                                                      2,930,769           0.01
Granted                                                      1,250,000           0.50
Granted                                                      7,650,000           0.52
Granted                                                        250,000           0.38
Granted                                                        250,000           0.60
Granted                                                        250,000           0.65
Granted                                                        500,000           1.00
Exercised during 2003                                       (2,430,769)          0.01
                                                            ----------       --------
Options outstanding and exercisable at December 31, 2003    10,650,000           0.42
                                                            ==========       ========



Granted                                                        550,000           0.01
Granted                                                        250,000           0.50
Granted                                                        250,000           0.58
Exercised during three months ended March 31, 2004            (950,000)          0.01
                                                            ----------       --------
Options outstanding and exercisable at December 31, 2003    10,750,000           0.41
                                                            ==========       ========

Weighted average fair value of options granted during
  the three months ended March 31, 2004                     $     0.61
                                                            ==========

There is no formal stock option plan in place. Stock options are issued by management for consulting services as deemed appropriate.


NOTE 10 - SUBSEQUENT EVENTS

Lease
-----
On April 7, 2004, the Company signed a five year lease for an Administrative, Research and Development facility to commence upon occupancy August 1, 2004. The base rent and fees are $6,450 per month with an initial deposit $40,590. The Company will have all of its United States operations located at this new facility.

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

         As mentioned, the Company's entire body of human clinical trial data obtained to date has been gathered outside the USA. We believe that the US FDA may allow our existing body of data to be used as part of an Investigational New Drug Application to support claims of safety of VGV-1 and possibly our 2 other TNP-based products since they are all based on the same underlying compound. There is no guarantee of this, and the FDA may not accept our existing foreign data at all. We do not believe that the FDA will accept our existing efficacy data for VGV-1 for several reasons, including the fact that we have not used placebo control groups in our VGV-1 human clinical trials.

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

         At March 31, 2003, we had $316,270 of current assets, current liabilities of $2,553,389 and long-term liabilities of $7,606,997. We estimate that we will need to fund approximately $1,000,000 of research and development costs in the United States, $150,000 of patent work, and $350,000 of administrative expenses and product manufacturing costs during 2004. Further, in order for us to proceed with our South African clinical trial, we will require an additional approximately $1,000,000 in capital, which we are currently seeking through strategic partnership or direct investment. We are seeking debt and equity financing to fund our operations over the next 12 months, but we do not have any agreements in place for capital at present. There is no assurance we will be able to obtain capital, and no assurance that we will be able to obtain financing in amounts required or on terms acceptable to Viral Genetics. The foregoing factors raise substantial doubt about the ability of Viral Genetics to continue as a going-concern.

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

Item 3.  Controls and Procedures

         As of March 31, 2004 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended March 31, 2004, the Company issued 1,240,800 shares to 80 accredited investors for cash of $477,349 and a subscription receivable of $600; 950,000 shares to consultants and advisors for exercise of options for cash of $9,500 and services valued at $506,500; 350,000 shares to a consultant for exercise of warrants for cash of $15,500; 729,722 shares to consultants and advisors for services valued at $370,187; 66,666 shares to a creditor as part of an exchange of debt valued at $20,000; and 250,000 shares in exchange for a settlement agreement valued at $175,000. These shares were issued in reliance on the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

         In January, 2004, the Company issued to a creditor a warrant to purchase 66,666 shares of common stock at an exercise price of $0.40 and exercisable for 5 years as part of an exchange of debt. The warrant was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transaction.

         During the three months ended March 31, 2004, the Company issued to consultants and advisors options to purchase 550,000 shares of common stock at an exercise price of $0.01 exercisable for two years. In January, 2004, the Company issued to a management consultant an option to purchase 250,000 shares of common stock at an exercise price of $0.52 and exercisable until the earlier of two years following termination or May 31, 2008. In March 2004, the Company issued to Therapeutic Genetics, Inc. an option to purchase 250,000 shares of common stock at an exercise price of $0.58 and until the earlier of two years following termination or May 31, 2008. These options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:  None

         Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

    Exhibit     SEC Ref.
      No.          No.                 Title of Document
    -------     -------                -----------------

     31.1          31      Certification of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1          32      Certifications of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   VIRAL GENETICS, INC.


Date: May 24, 2004                                 By:  /s/ Haig Keledjian
                                                       -------------------------
                                                       Chief Executive Officer
                                                       Chief Financial Officer