Form 10QSB
period 2004-06-30
VIRAL GENETICS INC /DE/
filed 2004-08-16
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to ____________

                          Commission File No. 000-26875

                              VIRAL GENETICS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       33-0814123
 --------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                   1321 Mountain View Circle, Azusa, CA 91702
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (626) 334-5310
                           --------------------------
                           (Issuer's telephone number)

                                 Not Applicable
       -------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2004 there were 54,573,201 shares of common stock outstanding.

Transitional Small Business Format: Yes [ ] No [X]

                                   FORM 10-QSB
                              VIRAL GENETICS, INC.

                                      INDEX
                                                                         Page
PART I.     Item 1.  Financial Information                                3

              Consolidated Balance Sheets                                 3

              Consolidated Statements of Operations                       4

              Consolidated Statements of Cash Flows                       5

              Notes to Consolidated Financial Statements                  7

            Item 2.  Management's Discussion and Analysis or
                     Plan of Operation                                   18

            Item 3.  Controls and Procedures                             24

PART II     Other Information                                            24

            Item 2.  Changes in Securities and Use of Proceeds           24

            Item 5.  Other Information                                   24

            Item 6.  Exhibits and Reports on Form 8-K                    24

SIGNATURES                                                               26

                                              VIRAL GENETICS, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONSOLIDATED BALANCE SHEETS


                                                                           June 30,
                                                                             2004        December 31,
                                                                         (Unaudited)         2003
                                                                       --------------  ---------------
ASSETS

    CURRENT ASSETS
       Cash                                                             $    312,715     $    265,207
                                                                       --------------   --------------
         Total Current Assets                                                312,715          265,207
                                                                       --------------   --------------

    PROPERTY AND EQUIPMENT, NET                                               56,021           64,115

    OTHER ASSETS
       Deposits                                                               42,940            1,850
       Advances                                                              124,175                -
       Goodwill and patents                                                5,206,052        5,206,052
                                                                       --------------   --------------
         Total Other Assets                                                5,373,167        5,207,902
                                                                       --------------   --------------

       TOTAL ASSETS                                                     $  5,741,903     $  5,537,224
                                                                       ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
       Accounts payable                                                 $    256,410     $    241,657
       Accrued wages payable                                                 670,000          450,000
       Accrued interest                                                    1,396,609        1,209,381
       Notes payable                                                               -          269,986
       Other current liability                                                     -          100,000
                                                                       --------------   --------------
         Total Current Liabilities                                         2,323,019        2,271,024
                                                                       --------------   --------------

    LONG-TERM LIABILITIES
       Notes payable, related parties                                      7,526,459        7,722,384
                                                                       --------------   --------------
         Total Long-term Liabilities                                       7,526,459        7,722,384

       TOTAL LIABILITIES                                                   9,849,478        9,993,408
                                                                       --------------   --------------

    COMMITMENTS AND CONTINGENCIES                                                  -                -
                                                                       --------------   --------------

    STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, 20,000,000 shares authorized,
         $0.0001 par value; no shares issued and outstanding                       -                -
       Common stock, 80,000,000 shares authorized,
         $0.0001 par value; 54,573,201 and 49,111,013
         issued and outstanding, respectively                                  5,457            4,911
       Additional paid-in capital                                         10,703,769        8,124,846
       Common stock warrants                                                  74,645          169,878
       Common stock options                                                4,176,250        1,846,000
       Subscription receivable                                                  (600)               -
       Deficit accumulated during development stage                      (19,067,096)     (14,601,819)
                                                                       --------------   --------------
         Total Stockholders' Equity (Deficit)                             (4,107,575)      (4,456,184)
                                                                       --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $  5,741,903     $  5,537,224
                                                                       ==============   ==============




                              The accompanying condensed notes are
                         an integral part of these financial statements.

                                               3

                                                      VIRAL GENETICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                               From
                                                                                                              July 11,
                                                                                                               1995
                                                    Three Months Ended             Six Months Ended         (Inception)
                                                         June 30,                      June 30,                 to
                                                --------------------------  -----------------------------     June 30,
                                                    2004           2003         2004            2003            2004
                                                ------------  ------------  ------------     ------------  -------------
                                                 (Unaudited)   (Unaudited)   (Unuadited)     (Unuadited)    (Unaudited)
                                                ------------  ------------  ------------     ------------  -------------
REVENUES                                        $          -  $          -  $          -     $          -  $     347,750
                                                ------------  ------------  ------------     ------------  -------------

EXPENSES
    Research and development                          64,408             -       189,003                -      6,681,851
    Management salaries                            1,691,875             -     1,763,750                -      2,238,945
    Depreciation expense                              11,052        10,741        21,555           21,265        193,119
    Legal and professional                            34,027             -        92,722                         387,012
    Consulting fees                                1,548,560     1,126,127     2,713,615        1,138,127      5,514,351
    Joint venture costs                               42,300       160,000        70,800          177,000        289,500
    General and administrative expenses              126,309       129,964       328,734          256,109      2,016,619
                                                ------------  ------------  ------------     ------------  -------------
      Total Expenses                               3,518,531     1,426,832     5,180,179        1,592,501     17,411,397
                                                ------------  ------------  ------------     ------------  -------------

LOSS FROM OPERATIONS                              (3,518,531)   (1,426,832)   (5,180,179)      (1,592,501)   (17,063,647)

OTHER INCOME (EXPENSE)
    Sale of distribution rights                      934,966             -       934,966          250,000      1,184,966
    Interest income                                      338             -           768                -            879
    Interest expense                                (105,721)     (111,036)     (220,832)        (225,212)    (3,189,294)
                                                ------------  ------------  ------------     ------------  -------------
      Total Other Income (Expense)                   829,583      (111,036)      714,902           24,788     (2,003,449)

LOSS BEFORE INCOME TAXES                          (2,688,948)   (1,537,868)   (4,465,277)      (1,567,713)   (19,067,096)

INCOME TAXES                                               -             -             -                -              -
                                                ------------  ------------  ------------     ------------  -------------

NET LOSS                                        $ (2,688,948) $ (1,537,868) $ (4,465,277)    $ (1,567,713) $ (19,067,096)
                                                ============  ============  ============     ============  =============

    NET LOSS FROM OPERATIONS
      PER COMMON SHARE, BASIC AND DILUTED       $      (0.05) $      (0.04) $      (0.09)    $      (0.04)
                                                ============  ============  ============     ============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING,
      BASIC AND DILUTED                           52,038,053    41,164,902    50,504,828       41,040,784
                                                ============  ============  ============     ============


                                              The accompanying condensed notes are
                                         an integral part of these financial statements.

                                                               4

                                              VIRAL GENETICS, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           July 11
                                                                                                            1995
                                                                         Six Months Ended                (Inception)
                                                                              June 30,                       to
                                                                    -------------------------------       June 30,
                                                                        2004              2003              2004
                                                                    -------------     -------------    ----------------
                                                                    (Unaudited)       (Unaudited)        (Unaudited)
                                                                    -------------     -------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $  (4,465,277)    $  (1,567,713)      $ (19,067,096)
     Depreciation                                                         21,255            21,265             192,819
     Non-cash income                                                    (409,966)                -            (409,966)
     Non-cash operating expenses                                               -                 -             144,901
     (Increase) in deposits                                                    -                 -                   -
     Issuance of common stock for services                               415,187            23,743           3,133,010
     Options and warrants issued for services                          3,054,400         1,085,500           5,615,400
     Options exercised for services                                            -                 -               2,500
     Warrants exercised for services                                           -                 -              12,500
     Issuance of common stock for expenses paid by third party                 -                 -             593,947
     Issuance of common stock for settlement agreement                   835,000                 -             835,000
     Issuance of stock for interest                                            -                 -               1,922
     Notes payable issued for expenses                                     2,333                 -             147,155
     Expenses paid with note payable                                         (43)                -             (10,043)
     Note payable converted to accrued wages                                   -                 -             (25,000)
     Increase in accrued interest                                        187,228            94,216           1,396,609
     Increase (decrease) in accounts payable                              14,753           (16,900)            256,409
     Increase in accrued wages payable                                   220,000            (5,291)            670,000
     Proceeds from customer deposit                                            -                 -             100,000
                                                                   -------------     -------------       -------------
Net cash used in operations                                             (125,130)         (365,180)         (6,409,933)
                                                                   -------------     -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in deposits and advances                                  (165,265)                -            (167,115)
     Acquisition of equipment                                            (13,461)           (2,977)           (288,541)
     Increase in patent                                                        -                 -          (5,206,051)
                                                                   -------------     -------------       -------------
Net cash provided by (used in) investing activities                     (178,726)           (2,977)         (5,661,707)
                                                                   -------------     -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                          39,980          (102,158)          9,178,956
     Payments on notes payable                                          (178,215)                -            (951,993)
     Proceeds from exercise of options and warrants                       12,250                 -              19,250
     Proceeds from sale of common stock                                  477,349           503,000           4,138,142
                                                                   -------------     -------------       -------------
Net cash provided by financing activities                                351,364           400,842          12,384,355
                                                                   -------------     -------------       -------------

Change in cash                                                            47,508            32,685             312,715

Cash, beginning of period                                                265,207                 -                   -
                                                                   -------------     -------------       -------------

Cash, end of period                                                $     312,715     $      32,685       $     312,715
                                                                   =============     =============       =============




                                      The accompanying condensed notes are
                                 an integral part of these financial statements.

                                                       5

                                                      VIRAL GENETICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                           July 11
                                                                                                            1995
                                                                         Six Months Ended                (Inception)
                                                                              June 30,                       to
                                                                    -------------------------------       June 30,
                                                                        2004              2003              2004
                                                                    -------------     -------------    ----------------
                                                                    (Unaudited)       (Unaudited)        (Unaudited)
                                                                    -------------     -------------    ----------------
Supplemental cash flow disclosures:
     Interest expense paid                                         $      23,175     $      63,339       $      90,236
                                                                   =============     =============       =============
     Income taxes paid                                             $           -     $           -       $           -
                                                                   =============     =============       =============

Non-cash transactions:

     Issuance of common stock for services                         $     415,187     $      23,743       $   3,133,010
     Issuance of common stock for settlement agreement             $     835,000     $           -       $     835,000
     Options and warrants issued for services                      $   3,054,400     $   1,085,500       $   5,615,400
     Options and warrants exercised for services                   $           -     $           -       $      15,000
     Non-cash operating expenses                                   $           -     $           -       $     144,901
     Issuance of common stock for debt paid by third party         $           -     $           -       $     593,947
     Issuance of common stock and warrants for debt                $      20,000     $           -       $     751,197
     Notes payable issued for services                             $       2,333     $           -       $     147,155
     Expenses paid with note payable                               $         (43)    $           -       $     (10,043)
     Notes converted to accrued wages                              $           -     $           -       $     (25,000)





                                              The accompanying condensed notes are
                                         an integral part of these financial statements.

                                                               6

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics Inc. ("the Company") was incorporated in California on July 11, 1995 and is in the development stage. The Company is engaged in the research and development of protein-based therapeutic and diagnostic products with applications in infectious disease, autoimmune conditions, and immunological deficiency. The Company was acquired by a Delaware corporation and reporting issuer on October 1, 2001. This transaction is more fully described in Note 11. The Company's year-end is December 31. As of June 30, 2004, the Company entered into an agreement which would result in the acquisition of Therapeutic Genetics, Inc. See Note 10.

Viral Genetics, Inc. owns 100% of a Chinese subsidiary called Viral Genetics Beijing, Ltd. which was organized for prospective operations in China. At this time, the office in China has a President and two full-time employees working on regulatory related activity seeking registration for the Company's HIV/AIDS product. There is no financial activity in this office other than monthly stipends sent from the U.S. company to cover certain expenses, which is included in operating expenses of Viral Genetics, Inc. The Company established a subsidiary in South Africa in 2003 which has been subsequently sold. See Note 4.

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

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


Accounting for Stock Options and Warrants Granted to Employees and Non-employees Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Development Stage Activities
----------------------------
The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Earnings Per Share
------------------
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there was approximately 46,800,000 of common stock equivalents outstanding at June 30, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Going Concern
-------------
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $19,067,096 through June 30, 2004. The Company is currently in need of funds to continue its research and development goals. The Company has negative working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company's products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $1 million of cash is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek additional capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


Goodwill and Patents
--------------------
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetics, Inc., an affiliated company (hereinafter "Therapeutic"). See Note 4. In completing the acquisition, the Company issued to Therapeutic notes, which currently amount to $7,442,808 including accrued interest. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company intends to amortize the aforementioned patent assets once the Company begins operations.

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

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


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

The following is a summary of property, equipment, and accumulated depreciation:

                                              June 30,           December 31,
                                                2004                2003
                                            -----------          -----------
Equipment                                   $   249,141          $   235,679
Less accumulated depreciation                  (193,120)            (171,564)
                                            -----------          -----------
                                            $    56,021          $    64,115
                                            ===========          ===========

Equipment principally consists of machines that can be used to manufacture the Company's drug candidates. Depreciation for the six months ended June 30, 2004 and 2003 was $21,555 and $21,265, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Product Liability
-----------------
The Company may be subjected to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of June 30, 2004, the Company does not have product liability insurance for any of its drug candidate products.

Consulting Agreements
---------------------
During the six months ended June 30, 2004, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would receive

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


stock or stock options for every three months of service. (See Note 9 regarding stock options.). As of June 30, 2004, the Company had eight individuals and firms engaged under such agreements.

Employment Agreements
---------------------
On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. The three agreements are effective until May 31, 2006 and may be extended for additional one year terms upon the mutual consent of the employee and the Company. Each agreement provides for a salary of $150,000 per annum, a signing bonus of 500,000 options to purchase shares of the Company's common stock at a price equal to market value on the date of options issuance, and an annual grant of 1,800,000 stock options to purchase shares of the Company's common stock at a price equal to market value on the date of options issuance. (See Note 9 regarding stock options).

Distribution Agreements
-----------------------
In June 2002, the Company received $100,000 from an arms' length party relating to the potential sale of a pharmaceutical product, VGV-1, in Mexico. In January 2003, the Company entered into a distribution agreement with the same party in relation to the testing, distribution and marketing of VGV-1 in Africa. Under this African distribution agreement, the Company received approximately $250,000 as a non-refundable deposit in 2003. In April 2003, this African distribution agreement was cancelled. The same arms length party had also advanced a total of $109,966 to the Company as unsecured notes payable on various occasions.

On March 24, 2004, the arms length party accepted an offer to purchase 10% of the Company's former South African subsidiary for total consideration of $500,000. The Company agreed to the first 5% being fully paid for by the $100,000 advanced in June, 2002, and the second 5% was valued at $400,000 which was to be paid no later than November 30, 2004. In relation to this, the $109,966 unsecured notes were cancelled. Subsequently, in May 2004, the Company and the arms-length party agreed to cancel all outstanding agreements and in lieu of this the Company has granted to this party a royalty of 2.5% of the net sales of VGV-1 in Africa for a period of 20 years commencing from the first commercial sale of VGV-1 in Africa with no further obligations in regard to the $109,966 notes or the $100,000 advanced in June, 2002. Further, this party was granted an option to acquire 1,000,000 shares of the Company's common stock at a purchase price of $0.40 per share, exercisable until December 31, 2004.

In May and June of 2004, the Company entered into several agreements with a limited liability company ("Buyer") controlled by the holder of the $200,000 convertible debenture issued by the Company in September, 2003, and Timothy W. Wright, III, a former director of the Company. The agreements included the sale of the former South African subsidiary, Viral Genetics South Africa (Pty) Limited ("VGSA"), to the Buyer for cash consideration of $650,000 and forgiveness of the $200,000 convertible debenture. The Buyer has also agreed to

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


finance VGSA's operations, including financing of a South African clinical trial. VGSA holds the exclusive distribution rights to VGV-1 in South Africa. Upon marketing and sales approval, the Company will receive payment for VGV-1 sold by VGSA at a rate determined by its final sale price. The Company is guaranteed a minimum per unit sale price. The Company also granted to the Buyer exclusive market development rights to HIV and AIDS products in Africa. As part of this agreement the Buyer has agreed to seek and finance the commercialization of these products in Africa, the first of which is VGV-1. The Company and the Buyer are now completing additional documentation of these transactions.

Lease
-----
On April 7, 2004, the Company signed a five year lease for an Administrative, Research and Development facility to commence August 1, 2004. The base rent and fees are $6,450 per month with an initial deposit of $40,590. The Company will have all of its United States operations located at this new facility.


NOTE 5 - STOCKHOLDERS' DEFICIT

In May, 2004, the Company issued 175,000 shares to a consultant for exercise of an option for cash of $1,750 and services valued at $96,600 and 1,500,000 shares to two arms length entities valued at $660,000 for settlement of terminated agreements. These shares were issued in reliance on the exemption from registration set forth in Section4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

In June 2004, the Company issued 100,000 shares to an advisor for exercise of options for cash of $1,000 and services valued at $41,000. Also in June 2004, the Company issued 100,000 shares to BWST Holdings, LLC, a limited liability company controlled by Timothy W. Wright, III, a former director of the Company for services valued at $45,000 pursuant to a consulting agreement. These shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

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

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


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

Due to the debt restructuring and the issuance of convertible notes (described more fully in Note 7), the Company does not have sufficient shares authorized to allow for conversion and exercise of all of its outstanding options, warrants, and convertible securities. At June 30, 2004, the Company had authorized a total of 80,000,000 shares of common stock. Upon the exercise and conversion of the foregoing debt, options and warrants, the Company would need a total of approximately 127,000,000 shares authorized. The Company is aware of this and is considering appropriate alternatives.

NOTE 6 - INCOME TAXES

At June 30, 2004, the Company had net deferred tax assets of approximately $5,510,545 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2003 and 2002.

The significant components of the deferred tax asset at June 30, 2004 and December 31, 2003, were as follows:

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004

                                                                                June 30,                December 31,
                                                                                  2004                      2003
                                                                              -------------            -------------
Net operating loss carryforward before adjustments                            $  19,067,096            $  14,988,342
Section 197 amortization of patents                                                 173,536                  347,070
Tax over book depreciation                                                           21,255                   26,668
Options/warrants issued for expenses                                             (3,054,400)              (2,561,000)
                                                                              -------------            -------------
Net operating loss carryforward                                                  16,207,487               12,801,080

Deferred tax asset                                                            $   5,510,545            $   4,352,367
Deferred tax asset valuation allowance                                        $  (5,510,545)           $  (4,352,367)

At June 30, 2004, the Company has utilizable net operating loss carryforwards of approximately $16,200,000, which expire in the years 2015 through 2024. The Company recognized approximately $2,561,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2003 to June 30, 2004 was $1,158,178.

NOTE 7 - NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At June 30, 2004, the Company has the following obligations:


Convertible notes payable                              $  7,526,459
Accrued interest on notes payable                      $  1,396,609
                                                       ------------
Total                                                  $  8,923,068
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

Notes payable totaling $6,250,000, plus accrued interest are payable at June 30, 2004 to Therapeutic Genetics, Inc. (TGI), considered an affiliated company. The notes originated with a patent transfer to the Company from TGI. The patents that were transferred are the collateral underling the notes. Two directors and principal stockholders of the Company, are also principal stockholders of the affiliated company, TGI. As of June 30, 2004, the Company reached an agreement with Therapeutic Genetics, Inc. to acquire a 100% interest in the company. See
Note 10.

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


On September 30, 2003, the Company executed a convertible debenture in the amount of $200,000 with an arms length individual. The terms of this note require payment due on the earlier of December 30, 2003, or the date of any event of default as defined in the agreement. However, any amount of the outstanding principal can be converted at any time at the option of the holder. On December 30, 2003, the debenture holder agreed to extend the maturity date of the debenture to July 31, 2004. The rights to the note were assigned to the Company on May 21, 2004 as part of the sale of our former South African subsidiary. See Note 4.

NOTE 8 - COMMON STOCK WARRANTS

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

The following is a summary of stock warrants activity:

Warrants

                                                                        Weighted
                                                                         Average
                                                             Number     Exercise
                                                           of Shares      Price
                                                           ---------    --------
Warrants outstanding at December 31, 2002                          -           -
Granted                                                      550,000        0.05
Granted                                                       50,000        0.01
Granted                                                      450,880        0.40
Exercised during year ended December 31, 2003               (250,000)       0.05
                                                           ---------    --------
Warrants outstanding and exercisable at December 31, 2003    800,080     $  0.20
                                                           =========    ========

Granted                                                       66,666        0.40
Exercised during six months ended June 30, 2004             (350,000)
                                                           ---------    --------
Warrants outstanding and exercisable at June 30, 2004        517,546        0.44
                                                           =========    ========

Weighted average fair value of warrants granted during
  the three months ended June 30, 2004                     $    0.14
                                                           ---------

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004


NOTE 9 - COMMON STOCK OPTIONS

During the three months ended June 30, 2004, the company granted 650,000 options under various consulting or advising services agreements at exercise price of $0.01. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor or May 31, 2008, whichever is sooner. At June 30, 2004, 275,000 of the options granted had been exercised. Also during this period, the Company issued 1,800,000 options to Mr. Haig Keledjian and Mr. Harry Zhabilov Jr. pursuant to each officer's Employment Agreement (more fully described in Note 4). These options are at exercise prices of $0.45 and are exercisable until two years following termination of the officer or May 31, 2008, whichever is sooner. The Company also issued 1,000,000 options to a company in conjunction with a cancelled distribution agreement exercisable at $0.40 per share and valid until December 31, 2004.

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

Also during the year ended December 31, 2003, the Company issued 2,300,000 options each to Mr. Haig Keledjian, Mr. Hampar Karageozian, and Mr. Harry Zhabilov, Jr. which includes 1,800,000 options as part of an annual option and 500,000 options as a signing bonus which were granted pursuant to each officer's Employment Agreement (more fully described in Note 4); 1,500,000 options to consultants as compensation for management roles. Another 250,000 options were issued as a finder's fee.

The fair value of each of the aforementioned options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value at March 31, 2004: risk free interest of 4%; volatility of 137%; expected life of 1-5 years; and no expected dividends. The value of these options in the amount of $644,000 is included in consulting fees expense in the accompanying financial statements.

The following is a summary of stock option activity:

                              VIRAL GENETICS, INC.
                          (A Development Stage Company)
                   Condensed Notes to the Financial Statements
                                  June 30, 2004

                                                                                                  Weighted Average
                                                                          Number of Shares          Exercise Price
                                                                         --------------------    ---------------------
Options outstanding  at January 1, 2003                                                   -                     -
Granted during 2003                                                              13,080,769                      .42
Exercised during 2003                                                            (2,430,769)                     .01
                                                                         --------------------    ---------------------
Options outstanding and exercisable at December 31, 2003                         10,650,000                      .42

Granted during six months ended June 30, 2004                                     6,300,000                      .39
Exercised during six months ended June 30, 2004                                  (1,225,000)                     .01
                                                                         --------------------    ---------------------
Options outstanding and exercisable at June 30, 2004                             15,725,000                      .39


Weighted average fair value of options granted during the six
  months ended June 30, 2004                                               $           0.49
                                                                         --------------------

There is no formal stock option plan in place. Stock options are issued by management for consulting services as deemed appropriate.

NOTE 10 - SUBSEQUENT EVENTS

Acquisitions
------------
On June 30, 2004, the Company entered into an agreement and plan of merger with Therapeutic Genetics, Inc. a California corporation (hereinafter "Therapeutic") whereby a subsidiary of the Company would acquire the assets and liabilities of Therapeutic. The Company expects to issue approximately 24,000,000 shares of common stock in this acquisition under Internal Revenue Code Section 368(a)(2)(D).

The Company expects that this transaction will reduce its long-term debt and accrued interest liabilities by approximately $7,400,000 with a corresponding increase in common stock and additional paid in capital. In the transaction, a note of approximately $7,400,000 owed to Therapeutic by the Company will be forgiven. This acquisition is expected to be final in August, 2004, and in subsequent filings, the information will be consolidated with the rest of the Company's activity.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

         Viral Genetics, Inc., a California corporation ("VGI") and the Company's subsidiary, was founded in 1995 to discover, develop, and commercialize a series of proprietary proteins with both therapeutic and diagnostic application in infectious disease, autoimmune conditions and immunological deficiency. In October 2001, all of the issued and outstanding common stock of VGI was acquired by Viral Genetics, Inc., a Delaware corporation.

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

         During and after our human clinical trials, we observed that some test subjects suffering from other clinical conditions and diseases, such as oral and genital herpes, Hepatitis C infection, rheumatoid arthritis, and others, reported anecdotal improvements in the symptoms of these other illnesses. We have therefore elected to distinguish the separate potential applications of the Thymus Nuclear Protein for future research, although we continue to focus our efforts on the development of VGV-1.

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

         This strategy resulted in the Company completing 4 human clinical trials of VGV-1 outside the United States, and most recently in the People's Republic of China. A fifth human clinical trial of VGV-1 was recently approved in the Republic of South Africa and has begun patient enrollment with an expected start date in the third quarter of 2004.

         Our primary corporate goal is now to pursue development of our drug candidates through Phase II in the United States and to seek licensing or joint venturing with a partner with global manufacturing, marketing and distribution capabilities, starting with VGV-1. The Company is currently working with the Scientific and Medical Advisory Board to refine a domestic clinical development plan for VGV-1 and is now completing certain testing and analysis required in order to file an Investigational New Drug Application ("IND") for VGV-1 with the US Food and Drug Administration (FDA). Contemporaneously, we plan to continue to seek commercial registration in certain areas outside of the United States where we have expended considerable effort and resources, and believe that additional effort and expense is warranted. The Company will support clinical development of its products outside the United States by licensees or distributors who are willing to finance the process, including the cost of clinical trials, as is the case with our African distributor.

         In June, 2004, the Company relocated to a 10,000 square-foot facility in the City of Azusa, California, where it has now moved its corporate offices. The Company is now engaged in the design and renovation of the facility to accommodate a small research and development laboratory and small-scale manufacturing capacity. It is expected that the initial renovations and upgrades will be completed to allow transfer from our existing laboratory in August 2004. Longer term renovations will be initiated as required and as funding allows.

         A major component of pharmaceutical and biologic product development and manufacturing is meeting Good Manufacturing Practices (GMP) standards. This includes process validation, standard operating procedures, quality assurance and control, and other areas. In June, 2004, the Company retained the services of a consultant to oversee this area of responsibility as well as to design and oversee construction of the Company's new laboratory and pilot manufacturing facility. Subsequently, the Company retained two other consultants to assist in the process. The work being performed by this group is an essential component to the completion and filing of an IND for VGV-1.

         The Company's entire body of human clinical trial data has to date been obtained outside the United States. We believe that the US FDA may allow our existing body of data to be used as part of an IND to support claims of safety of VGV-1 and possibly our other TNP-based products since they are all based on the same underlying compound. There is no guarantee of this, and the FDA may not accept our existing foreign data at all. We do not believe that the FDA will accept our existing efficacy data for VGV-1.

         If the FDA were to accept our existing foreign safety data for VGV-1 and our other TNP-based products, it would be comparable to the data generated from a Phase I human clinical trial. Under this scenario, it is possible that we could move directly to Phase II testing in the United States. If the FDA does not accept our existing human data for VGV-1, we would have to conduct at least one Phase I human clinical trial prior to proceeding to Phase II.

         We are now working through laboratory testing related to VGV-1's mechanism of action, characterization, as well as certain pharmacological and toxicological testing that we believe is necessary to complete and enhance our IND application. A significant aspect of our mechanism of action research for VGV-1 is being completed in conjunction with the South African human clinical trial. We are also in the process of hiring an individual or firm to manage our regulatory affairs, including with the FDA, and to further assist us with respect to our clinical development strategy.

         In 2002 and 2003, the Company entered into several licensing agreements granting distribution rights to VGV-1 and other products in various countries in Africa and India, which have all been terminated for non-performance. These transactions included several non-refundable cash deposits or separate purchases of the Company's common stock.

         During the second half of 2003, on behalf of a former licensee the Company filed an application with the Medicines Control Council of South Africa requesting permission to conduct a human clinical trial. At that time, the Company also contracted with a leading South African contract research organization, Virtus Clinical Development (Pty) Ltd., to design and administer the trial, and made certain progress payments which totaled approximately $100,000 as at December 31, 2003.

         In February 2004, the Company was advised by the Medicines Control Council (the "MCC") that permission had been granted to conduct a multi-center, randomized, double-blind, placebo-controlled human clinical trial in South Africa. The South African trial is a multi-center, randomized, double-blind, placebo-controlled study that will enroll 80 HIV-1 patients for treatment with VGV-1. Originally the trial was designed to study 120 patients, but this was later amended to 80. The Medicines Control Council of South Africa has approved and designated the study "Phase III Assessment of Safety and Efficacy of Thymus Nuclear Protein Injections for treating stage CDC-2 HIV-1 infected patients." The study design will involve treatments of VGV-1 or placebo for 51 days and will include 240 days of follow-up. The endpoint for the trial is the amount of HIV-1 in the blood - also known as viral load. The trial will also monitor safety and immunological function. Stage CDC-2 describes HIV infected patients with CD4 counts of between 200-500 cells/mm3 of blood, and is the stage before full-blown AIDS. In July, 2004, this trial began enrollment and the collection of baseline data is expected to begin in the third quarter of 2004.

         The South African clinical trial is being administered by Virtus Clinical Development (Proprietary) Ltd. and is budgeted at approximately $1.5 million.

         It was originally the obligation of our former African licensee to finance this clinical trial. As a result of their inability to do so, we terminated the license and began seeking a strategic partner or investor interested in pursuing clinical development and distribution of our drug candidates in South Africa, including financing and or managing the development process.

         In May and June of 2004, we entered into several agreements with a limited liability company ("Buyer") controlled by the holder of the $200,000 convertible debenture issued by the Company in September, 2003, and Timothy W. Wright, III, a former director of the Company. The agreements included the sale of our South African subsidiary, Viral Genetics South Africa (Pty) Limited ("VGSA"), to the Buyer who is also obligated to finance VGSA's operations, including financing of the South African clinical trial. VGSA holds the exclusive distribution rights to VGV-1 in South Africa. We also granted exclusive market development rights to our HIV and AIDS products in Africa to the Buyer. As part of this agreement the Buyer is obligated to finance the commercialization of these products in Africa, the first of which is VGV-1.

         As consideration for this, the Company received cash consideration of $650,000 and forgiveness of the $200,000 convertible debenture. Further, we will receive payment for VGV-1 sold by VGSA at a rate determined by its final sale price. The Company is guaranteed a minimum per unit sale price. The Company and the Buyer are now completing additional documentation of these transactions.

         If the South African clinical trial is successfully completed, an application for registration of VGV-1 with the MCC to market and distribute VGV-1 in South Africa is expected to be filed, although the final decision to do so will be Buyer's. The MCC may require additional testing prior to granting such permission, may reject the application outright, or they may approve an application without a requirement for additional testing.

         In March, 2004, the Company offered an interest in VGSA to a third party in relation to the cancellation of a distribution agreement and a $250,000 non-refundable deposit received by the Company in 2003. The party had also advanced the Company an additional $100,000 during the year ended December 31, 2002 and other funds totaling an additional approximately $100,000 thereafter. In consideration of the abandonment of the offer to purchase an interest in VGSA and cancellation of all obligations in regard to the two cash fundings by the party, the Company granted them a royalty of 2.5% of net sales of VGV-1 in Africa and provided an option to purchase 1,000,000 shares of the Company's common stock at a price of $0.40 which expires on December 31, 2004.

         Viral Genetics entered into an agreement on March 25, 2002, with New York International Commerce Group, Inc. ("NYIC"), to pursue distribution of VGV-1 in China (the "China Joint Venture"). As part of the China Joint Venture, NYIC was to assist Viral Genetics in securing a State Food and Drug Administration ("SFDA", formerly called State Drug Administration or SDA) certification of VGV-1, after which NYIC would distribute product in China. In July, 2003, the Agreement was amended to reduce by 5% the royalty that would be payable to NYIC upon successful certification of VGV-1 following the Company's payment to NYIC of $70,000.

         In August 2002, the Company entered into a Letter Agreement with the Chinese Center for Disease Control and Prevention, the National Center for AIDS and STD Prevention and Control, and Beijing Ditan Hospital (the "Chinese National AIDS Center") to conduct a human clinical trial of VGV-1 via humanitarian contribution.

         In March 2003, the Company began this human clinical trial of VGV-1 at the Chinese National AIDS Center, the treatment phase of which was completed in May 2003. In this trial - designated as the "CHINAIDS Project" - we administered VGV-1 to 34 HIV positive patients in Stage CDC-3 (full-blown AIDS) that had not been treated with any other drug regimen. Collection of data occurred at various points during treatment and a 270-day follow-up period. The primary study endpoints were set to improvement in viral load, measured by PCR-RNA levels and PBMC counts, as well as stabilization or increase in body weight. In November 2003, the follow up data collection portion of the CHINAIDS clinical trial was completed. In June, 2004, the Company completed statistical analysis and summary of the data collected from this study, with the guidance and cooperation of its Scientific and Medical Advisory Board and an independent statistician. A final report on the study is being prepared by the Chinese investigators, and the Company is awaiting receipt of it.

         The Company's internal report on the study indicated that patients tolerated the injections well and there were no significant adverse reactions reported during the eight weeks of treatment or during the 270 day no-treatment follow-up phase of the study. Overall, analysis of the study data revealed sustained viral suppression during the follow-up period. The mean PCR RNA viral load for all patients at baseline (prior to treatment) was 4.902 log which is equivalent to approximately 79,800 copies of HIV RNA per milliliter of blood. By day 180 during the no-treatment follow-up period, plasma HIV RNA was suppressed with a mean change of -0.70 log from baseline which is approximately equivalent to an 83% decrease in the group's mean or average viral load. By day 270 during the no-treatment follow-up period, viral load remained suppressed with a mean change of -0.484 log from baseline which is approximately equivalent to a 75% decrease in the group's mean viral load. Additionally, 36% of patients overall had a greater than 1 log drop in viral load from baseline by day 180, and 28% of subjects overall were observed to have a greater than 1 log drop in viral load from baseline by day 270. In percentage terms, a 1 log decrease is equivalent to a 90% decrease.

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

         In the third quarter of 2003, NYIC advised us that it was unable to continue funding its ongoing operation and the China Joint Venture was terminated pursuant to a Termination Agreement effective October 1, 2003. As a result, the Company acquired all of the Chinese assets of NYIC and incorporated Viral Genetics (Beijing) Ltd., a wholly owned subsidiary, ("Viral China") to continue pursuing clinical development of VGV-1 in China. Viral China has hired the former principal Chinese employees of NYIC, including Mr. Richard Liu, who currently serves as President of Viral China. Under the Termination Agreement Viral Genetics issued to NYIC common stock and options to purchase additional common shares, and agreed to pay to NYIC a royalty equal to 5% of the gross profits from sales of VGV-1 in China for 15 years.

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

         The Company has elected to forgo the pursuit of additional clinical development in Mexico or the incurring of other significant expenses in Mexico unless it locates a strategic partner willing to finance and manage Mexican clinical development.

         In June 2003, the Company entered into Employment Agreements with its three principal executive officers, Haig Keledjian, Hampar Karageozian, and Harry Zhabilov, Jr. The Company retained the services of a full-time management consultant to assist the executive officers. Several part-time consultants and advisors have also been added to further develop the Company's human resources and we have assembled a Scientific and Medical Advisory Board.

         In March, 2004, the Company engaged Ronald Moss, MD, to act as chairman of its Scientific and Medical Advisory Board, and engaged Frederick Herman, MD, as an advisor. Also added as advisors were Mark Holodniy, MD, in May, 2004, and Eric Rosenberg, MD, in June, 2004. The Scientific and Medical Advisory Board is rounded out by advisors Michael Agadjanyan, PhD., D.Sc., and Company co-founders Harry Zhabilov, Jr., and Hampar Karageozian.

         Through an Assignment of Patent Agreement dated August 1, 1995, VGI acquired all of the rights in the patents pertaining to Thymus Nuclear Protein ("TNP"), which is the basis of three of the Company's drug candidates (see Products, Research and Development). The patents were acquired by VGI from Therapeutic Genetics, Inc., another California corporation ("TGI"), for a note in the principal amount of $6,250,000 (the "Note") and a continuing royalty equal to 5 percent of the worldwide gross sales of products using the patented technology (the "Royalty). The stockholders of TGI were all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. As part of the TGI shareholders' tax-planning strategy, the Royalty was assigned to a limited liability company with the same shareholders as TGI and TGI has no further interest in the Royalty.

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

         Effective June 30, 2004, the Company and TGI entered into an agreement whereby TGI will merge with the Company's subsidiary, VGI. Under the agreement the Company will issue approximately 24,000,000 shares of common stock and warrants to purchase 24,000,000 shares of common stock at an exercise price of $0.40 per share that expire five years from the closing of the merger, to the shareholders of TGI in consideration of the merger. The effect of this transaction is to convert the note payable to TGI and accrued interest in the total amount of approximately $7,400,000 as at June 30, 2004 to equity represented by the common stock and warrants of the Company being issued to the TGI shareholders. This will decrease the Company's liabilities and increase the Company's equity by a corresponding amount. Two of our directors, Haig Keledjian, who is also an officer, and Hampar Karageozian, are controlling stockholders of TGI. Harry Zhabilov, Jr., who is an officer and director of the Company, and his brother also have a financial interest in TGI as beneficiaries of a trust managed by Haig Keledjian. The merger has been approved by the directors and shareholders of the constituent corporations, and after certain notice requirements are met it is expected the Agreement of Merger will be filed with the state of California and the transaction closed before the end of August 2004.

         From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations (the "Founders' Notes"). In May 2003, the principal and accrued interest of the Founders' Notes were restructured such that the due date of repayment was extended to May 22, 2008. It was also agreed that the holders of the Founders' Notes could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years. As of June 30, 2004 the total principal and accrued interest on the Founder's Notes was $1,500,260. If exchanged pursuant to the foregoing terms, the Company would issue to the holders of the Founder's Notes 5,000,867 shares and 5,000,867 warrants.

         At the present time, the authorized capital of the Company is not sufficient to allow for issuances associated funding the Company through the sale of additional common stock, or exercise of the Company's outstanding derivative securities, including the exchange rights of the holders of the Founder's Notes, outstanding warrants, and outstanding options. The Company's authorized common stock is presently 80,000,000 shares. If all dilutive securities were exchanged or exercised for common stock, the Company would require in excess of 120,000,000 common shares authorized. Consequently, the board of the directors of the Company is considering either an increase in authorized capital or a reverse stock split.

         At June 30, 2003, we had $312,715 of current assets and current liabilities of $2,323,019. We estimate that we will need to fund approximately $1,000,000 of expenses in 2004. We are seeking debt and equity financing to fund our operations over the next 12 months, but we do not have any agreements in place for capital at present. There is no assurance we will be able to obtain capital, and no assurance that we will be able to obtain financing in amounts required or on terms acceptable to Viral Genetics. The foregoing factors raise substantial doubt about the ability of Viral Genetics to continue as a going-concern.

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

Item 3.  Controls and Procedures

         As of June 30, 2004 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         In May 2004, the Company issued 175,000 shares to a consultant for exercise of an option for cash of $1,750 and services valued at $96,000, and 1,500,000 shares to two arms length entities valued at $660,000 for settlement of terminated agreements. These shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

         In June, 2004, the Company issued 100,000 shares to an advisor for exercise of options for cash of $1,000 and services valued at $41,000. Also in June, 2004, the Company issued 100,000 shares to BWST Holdings, LLC, a limited liability company controlled by Timothy W. Wright, III, a former director of the Company, for services valued at $45,000 pursuant to a consulting agreement. These shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

         During the three months ended June 30, 2004, the Company issued to consultants and advisors as compensation under their consulting agreements options to purchase 650,000 shares of common stock at an exercise price of $0.01 per share, which expire two years following termination of the consulting engagement or May 31, 2008, whichever is sooner. At June 30, 2004 options to purchase a total of 1,800,000 were issued under employment agreements in equal portions to two of the Company's officers, who are also directors. The exercise price of these options is $0.45 per share and they expire two years following termination of the employment agreement or May 31, 2008, whichever is sooner. The foregoing options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

Item 5.  Other Information

         In June, 2004, Timothy W. Wright, III, resigned as a director of the Company.

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

                                                  VIRAL GENETICS, INC.



Date: August 13, 2004                             By: /s/ Haig Keledjian
                                                     ---------------------------
                                                     Haig Keledjian
                                                     Chief Executive Officer
                                                     Chief Financial Officer