Form 10QSB
period 2004-09-30
VIRAL GENETICS INC /DE/
filed 2004-11-15
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-26875

VIRAL GENETICS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0814123
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1321 Mountain View Circle, Azusa, CA 91702 (Address of principal executive offices)

(626) 334-5310 (Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of September 30, 2004 there were 79,893,446 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB
VENTURES-UNITED, INC.

INDEX

VIRAL GENETICS, INC.(A
DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

September 30, 2004 (Unaudited)	December 31, 2003

ASSETS CURRENT ASSETS
Cash	$125,885	$265,207
Total Current Assets	$125,885	$265,207

PROPERTY AND EQUIPMENT, NET	65,076	64,115

OTHER ASSETS
Deposits	42,940	1,850
Advances	--	--
Goodwill and patents	5,206,052	5,206,052
Total Other Assets	5,248,992	5,207,902

TOTAL ASSETS	$5,439,953	$5,537,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) CURRENT LIABILITIES
Accounts payable	$261,894	$241,657
Accrued wages payable	745,000	450,000
Accrued interest	199,518	1,209,381
Notes payable	--	269,986
Other current liability	--	100,000
Total Current Liabilities	1,206,412	2,271,024

LONG-TERM LIABILITIES
Notes payable, related parties	1,217,581	7,722,384
Total Long-term Liabilities	1,217,581	7,722,384

TOTAL LIABILITIES	2,423,993	9,993,408
COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized,
$0.0001 par value; no shares issued and outstanding	--	--
Common stock, 80,000,000 shares authorized,
$0.0001 par value; 79,893,446 and 49,111,013
issued and outstanding, respectively	7,989	4,911
Additional paid-in capital	15,329,243	8,124,846
Common stock warrants	3,301,483	169,878
Common stock options	4,390,850	1,846,000
Subscription receivable	(600)	--
Deficit accumulated during development stage	(20,013,005)	(14,601,819)
Total Stockholders' Equity (Deficit)	3,015,960	(4,456,184)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,439,953	$5,537,224

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		From July 11, 1995 (Inception) to September 30,
	2004	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unuadited)	(Unuadited)	(Unaudited)
REVENUES	$--	$--	$--	$--	$347,750

EXPENSES
Research and development	41,145	--	230,148	--	6,722,996
Management salaries	57,500	--	1,821,250	--	2,386,445
Depreciation expense	11,602	10,559	33,157	31,824	204,721
Legal and professional	56,684	--	149,406	--	443,696
Consulting fees	549,154	322,480	3,262,769	1,460,607	6,063,505
Joint venture costs	190	(41,300)	70,990	135,700	289,690
General and administrative expenses	252,358	393,386	581,092	649,495	2,268,977

Total Expenses	968,633	685,125	6,148,812	2,277,626	18,380,030

LOSS FROM OPERATIONS	(968,633)	(685,125)	(6,148,812)	(2,277,626)	(18,032,280)
OTHER INCOME (EXPENSE)
Sale of distribution rights	125,000	--	1,059,966	250,000	1,309,966
Interest income	408	--	1,176	--	1,287
Other income	--	--	--	--
Interest expense	(102,684)	(115,312)	(323,516)	(340,524)	(3,291,978)

Total Other Income (Expense)	22,724	(115,312)	737,626	(90,524)	(1,980,725)

LOSS BEFORE INCOME TAXES	(945,909)	(800,437)	(5,411,186)	(2,368,150)	(20,013,005)
INCOME TAXES	--	--	--	--	--

NET LOSS	$(945,909)	$(800,437)	$(5,411,186)	$(2,368,150)	$(20,013,005)

NET LOSS FROM OPERATIONS
PER COMMON SHARE,

BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.10)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING,
BASIC AND DILUTED	53,420,982	43,590,215	51,937,856	41,903,424

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30,	From July 11, 1995 (Inception) to September 30,

2004 (Unaudited)	2003 (Unaudited)	2004 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,411,186)	$(2,368,150)	$(20,013,005)
Depreciation	33,157	31,824	204,721
Non-cash income	(409,966)	--	(409,966)
Non-cash operating expenses	--	--	144,901
Issuance of common stock for services	415,187	38,243	3,133,010
Options and warrants issued for services	3,564,424	1,250,500	6,125,424
Options exercised for services	--	--	2,500
Warrants exercised for services	--	--	12,500
Issuance of common stock for expenses
paid by third party	--	--	593,947
Issuance of common stock for settlement
agreement	835,000	--	835,000
Issuance of stock for interest	1,254,213	--	1,256,135
Notes payable issued for services	2,333	135,407	147,155
Expenses paid with note payable	(43)	--	(10,043)
Note payable converted to accrued wages	--	(25,000)	(25,000)
Increase (decrease) in accrued interest	(1,009,863)	87,166	199,518
Increase (decrease) in accounts payable	20,237	(23,255)	261,893
Increase in accrued wages payable	295,000	337,500	745,000
Decrease in bank overdraft payable	--	(5,291)	--
Proceeds from customer deposit	--	--	100,000

Net cash used in operations	(411,507)	(541,056)	(6,696,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits and advances	(41,090)	60	(42,940)
Acquisition of equipment	(34,117)	(2,977)	(309,197)
Increase in patent	--	--	(5,206,051)

Net cash provided by (used in) investing activities	(75,207)	(2,917)	(5,558,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	39,980	130,130	9,178,956
Payments on notes payable	(237,093)	--	(1,010,871)
Proceeds from exercise of options and warrants	17,156	3,000	24,156
Proceeds from sale of common stock	527,349	610,574	4,188,142

Net cash provided by financing activities	347,392	743,704	12,380,383

Change in cash	(139,322)	199,731	125,885
Cash, beginning of period	265,207	--	--

Cash, end of period	$125,885	$199,731	$125,885

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	Nine Months Ended September 30,		From July 11, 1995 (Inception) to September 30,
	2004 (Unaudited)	2003 (Unaudited)	2004 (Unaudited)
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$65,463	$53,454	$132,524

Income taxes paid	$--	$--	$--

NON-CASH TRANSACTIONS:
Issuance of common stock for services	$415,187	$38,243	$3,133,010
Issuance of common stock for settlement agreement	$835,000	$--	$835,000
Options and warrants issued for services	$3,564,424	$1,250,500	$6,125,424
Options and warrants exercised for services	$--	$--	$15,000
Non-cash operating expenses	$--	$--	$144,901
Issuance of common stock for debt
paid by third party	$--	$--	$593,947
Issuance of common stock and warrants for debt	$7,524,274	$--	$8,255,471
Notes payable issued for services	$2,333	$135,407	$147,155
Expenses paid with note payable	$(43)	$--	$(10,043)
Notes converted to accrued wages	$--	$(25,000)	$(25,000)

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics, Inc. (“the Company”) was incorporated in California on July 11, 1995 and is in the development stage. The Company is engaged in the research and development of protein-based therapeutic and diagnostic products with applications in infectious disease, autoimmune conditions, and immunological deficiency. The Company was acquired by a Delaware corporation and reporting issuer on October 1, 2001. The Company’s year-end is December 31. As of September 30, 2004, the Company merged with Therapeutic Genetic, Inc. See Note 10.

Viral Genetics, Inc. owns 100% of a Chinese subsidiary called Viral Genetics Beijing, Ltd. which was organized for prospective operations in China. At this time, the office in China has a president and two full-time employees working on regulatory related activity seeking registration for the Company’s HIV/AIDS product. There is no financial activity in this office other than monthly stipends sent from the U.S. company to cover certain expenses, which are included in the reported operating expenses of Viral Genetics, Inc. The Company established a subsidiary in South Africa in 2003 which has been subsequently sold in May 2004. See Note 4.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there was approximately 63,377,000 of common stock equivalents outstanding at September 30, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $20,013,005 through September 30, 2004. The Company is currently in need of funds to continue its research and development goals. The Company has negative working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Goodwill and Patents

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetic, Inc. (hereinafter “TGI”). In completing the acquisition, the Company issued to TGI notes, which were repaid in the merger with TGI. See Note 10. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company intends to amortize the aforementioned patent assets once the Company begins operations.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to the Company’s accumulated deficit or the net losses presented.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years.

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2004	December 31, 2003
Equipment	$269,797	$235,679
Less accumulated depreciation	(204,721)	(171,564)

	$65,076	$64,115

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the nine months ended September 30, 2004 and 2003 was $33,157 and $31,824, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subject to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of September 30, 2004, the Company does not have product liability insurance for any of its drug candidate products.

Consulting Agreements

During the nine months ended September 30, 2004, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would receive stock or stock options for every three months of service. (See Note 9 regarding stock options.) As of September 30, 2004, the Company had ten individuals and firms engaged under such agreements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

Employment Agreements

On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. Mr. Hampar Karageozian resigned his position on August 5, 2004 which voids his employment agreement. The two remaining agreements are effective until May 31, 2006 and may be extended for additional one year terms upon the mutual consent of the employee and the Company. Each agreement provides for a salary of $150,000 per annum, a signing bonus of 500,000 options to purchase shares of the Company’s common stock at a price equal to market value on the date of the options’ issuance, and an annual grant of 1,800,000 stock options to purchase shares of the Company’s common stock at a price equal to market value on the date of the options’ issuance. (See Note 9 regarding stock options.)

Distribution Agreements

In June 2002, the Company received $100,000 from an arm’s length party relating to the potential sale of a pharmaceutical product, VGV-1, in Mexico. In January 2003, the Company entered into a distribution agreement with the same party in relation to the testing, distribution and marketing of VGV-1 in Africa. Under this African distribution agreement, the Company received approximately $250,000 as a non-refundable deposit in 2003. In April 2003, this African distribution agreement was cancelled. The same arms length party had also advanced a total of $109,966 to the Company as unsecured notes payable on various occasions.

On March 24, 2004, the arm’s length party accepted an offer to purchase 10% of the Company’s former South African subsidiary for total consideration of $500,000. The Company agreed to the first 5% being fully paid for by $100,000 advanced in June, 2002, and the second 5%, which was valued at $400,000, was to be paid no later than November 30, 2004. In relation to this, the $109,966 unsecured note was cancelled. Subsequently, in May 2004, the Company and the arm’s length party agreed to cancel all outstanding agreements and in lieu of this the Company has granted to this party a royalty of 2.5% of the net sales of VGV-1 in Africa for a period of 20 years commencing from the first commercial sale of VGV-1 in Africa with no further obligations in regard to the $109,966 note or the $100,000 advanced in June, 2002. Further, this party was granted an option to acquire 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share, exercisable until December 31, 2004.

In May and June 2004, the Company entered into several agreements with a limited liability company (“Buyer”) controlled by the holder of the $200,000 convertible debenture issued by the Company in September 2003, and Timothy W. Wright III, a former director of the Company. The agreements included the sale of the former South African subsidiary, Viral Genetics South Africa (Pty) Limited (“VGSA”), to the Buyer for cash consideration of $650,000 and forgiveness of the $200,000 convertible debenture. The Buyer has also agreed to finance VGSA’s operations, including financing of a South African clinical trial. VGSA holds the exclusive distribution rights to VGV-1 in South Africa. Upon marketing and sales approval, the Company will receive payment for VGV-1 sold by VGSA at a rate determined by its final sale price. The Company is guaranteed a minimum per unit sale price. The Company also granted to the Buyer exclusive market development rights to HIV and AIDS products in Africa. As part of this agreement, the Buyer has agreed to seek and finance the commercialization of these products in Africa, the first of which is VGV-1. The Company and the Buyer are now completing additional documentation of these transactions.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

Lease

On April 7, 2004, the Company signed a five year lease for an administrative, research and development facility to commence August 1, 2004. The base rent and fees are $6,450 per month after payment of an initial deposit of $40,590. The Company expects to have all of its United States operations located at this new facility.

NOTE 5 – COMMON STOCK

Due to the debt restructuring and the issuance of convertible notes (described more fully in Note 7), the Company does not have sufficient shares authorized to allow for conversion and exercise of all of its outstanding purchase rights, options, warrants, and convertible securities. At September 30, 2004, the Company had authorized a total of 80,000,000 shares of common stock. Upon the exercise and conversion of the foregoing debt, options and warrants, the Company would need a total of approximately 130,000,000 shares authorized. Pursuant to this, the Company has amended its certificate of incorporation to increase its authorized common shares to 250,000,000 which is expected to take effect November 17, 2004.

In September 2004, the Company issued 24,708,580 shares to 37 entities in connection with the merger with Therapeutic Genetic, Inc. Included in this total are 19,719,452 shares issued to three directors of the Company or controlled entities. Also in September 2004, the Company issued 315,600 shares to 5 consultants for cash of $3,156 and services valued at $157,924. These shares were issued in reliance on the exemption from registration set forth in Section4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

In August 2004, the Company cancelled 100,000 shares that were issued in error pursuant to a consulting agreement that did not take effect.

In July 2004, the Company issued 275,000 shares to two consultants for exercise of an option for cash of $2,750 and services valued at $137,500, and 121,065 shares to an individual for cash of $50,000. These shares were issued in reliance on the exemption from registration set forth in Section4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

In May, 2004, the Company issued 175,000 shares to a consultant for exercise of an option for cash of $1,750 and services valued at $96,600 and 1,500,000 shares valued at $660,000 to two arm’s length entities for settlement of terminated agreements. These shares were issued in reliance on the exemption from registration set forth in Section4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

During the three months ended March 31, 2004, the Company issued 1,240,800 shares for cash of $477,349 and subscription receivable of $600; 950,000 shares for exercise of options for cash of $9,500; 350,000 shares for exercise of warrants for a subscription receivable of $3,500; 729,722 shares for services valued at $370,187; 66,666 shares in exchange for debt of $10,726; and 250,000 shares in exchange for a settlement agreement valued at $175,000.

In December 2003, the Company issued 330,000 shares for cash of $99,000; 200,000 shares for exercise of options for cash of $2,000 and services valued at $98,000; 30,000 shares for exercise of warrants for cash of $1,500 and services valued at $8,700; 480,769 shares upon exercise of options in exchange for debt of $4,808; and 117,307 shares in exchange for debt valued at $35,192.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

NOTE 6 — INCOME TAXES

At September 30, 2004, the Company had net deferred tax assets of approximately $5,681,020 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2004 and December 31, 2003.

The significant components of the deferred tax asset at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003
Net operating loss carryforward before adjustments	$20,013,005	$14,988,342
Section 197 amortization of patents	260,304	347,070
Tax over book depreciation	21,255	26,668
Options/warrants issued for
expenses (not deductible)	(3,564,424)	(2,561,000)

Net operating loss carryforward	$16,708,885	$12,801,080

Deferred tax asset	$5,681,020	$4,352,367
Deferred tax asset valuation allowance	$(5,681,020)	$(4,352,367)

At September 30, 2004, the Company has utilizable net operating loss carryforwards of approximately $16,700,000, which expire in the years 2015 through 2024. The Company recognized approximately $3,564,000 and $2,561,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2004 and 2003, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2003 to September 30, 2004 was $1,328,653.

NOTE 7 – NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At September 30, 2004, the Company’s obligations include the following:

Convertible related party notes payable	$1,217,581
Accrued interest on notes payable	199,518

Total	$1,417,099

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

Although a large portion of the related party notes were due in 2003, the Company did not have the funds necessary to pay the obligations. The debts were restructured in June 2003 with the issuance of 5% convertible notes whose terms included all underlying principal and interest due March 31, 2008. All of these convertible notes are exchangeable into units of the Company at the rate of $0.30 per unit. Each unit consists of one common share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at a price of $0.40, exercisable for 5 years.

On June 30, 2004, the Company entered into an agreement and plan of merger with one of the former principal creditors of the Company and holder of approximately $7.4 million of the convertible notes, Therapeutic Genetic, Inc., (“TGI”), considered an affiliated company. The notes originated with a patent transfer to the Company from TGI. The patents that were transferred were the collateral underlying the notes. Two directors and principal stockholders of the Company, were also principal stockholders of the affiliated company, TGI. On September 20, 2004, documents were filed with the State of California effecting the merger, and on September 28, 2004, the Company issued 24,708,580 shares and 24,708,580 warrants to purchase shares of the Company to the former stockholders of TGI.

On September 30, 2003, the Company executed a convertible debenture in the amount of $200,000 with an arm’s length individual. The terms of this note require payment due on the earlier of December 30, 2003, or the date of any event of default as defined in the agreement. However, any amount of the outstanding principal can be converted at any time at the option of the holder. On December 30, 2003, the debenture holder agreed to extend the maturity date of the debenture to July 31, 2004. The rights to this note were assigned to the Company on May 21, 2004 as part of the sale of the former South African subsidiary, and it has been effectively cancelled. See Note 4.

NOTE 8 – COMMON STOCK WARRANTS

During the three months ended September 30, 2004, the Company granted 24,708,580 warrants as part of the merger with TGI (see Note 9).

During the three months ended March 31, 2004, the Company granted 66,666 warrants in exchange for debt valued at $9,267.

During the year ended December 31, 2003, the Company granted 600,000 warrants for compensation for consulting services.

The Company also issued 450,880 warrants as part of the units issued pursuant to the exchange of debts totaling $135,264.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

The following is a summary of stock warrants activity:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2002	--	$--
Granted	550,000	0.05
Granted	50,000	0.01
Granted	450,880	0.40
Exercised during year ended December 31, 2003	(250,000)	0.05

Warrants outstanding and exercisable at December 31, 2003	800,880	0.20

Granted during 2004	24,775,246	0.40
Exercised during nine months ended September 30, 2004	(350,000)	0.04

Warrants outstanding and exercisable at September 30, 2004	25,226,126	$0.40

Weighted average fair value of warrants granted during
the nine months ended September 30, 2004	$0.13

NOTE 9 – COMMON STOCK OPTIONS

During the three months ended September 30, 2004, the Company granted 1,139,600 options under various consulting or advising services agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. In one case, the consultant was granted a lump-sum option of 500,000 shares. The options are valid until two years following termination of the consultant or advisor or May 31, 2008, whichever is sooner. At September 30, 2004, 590,600 of the options granted had been exercised.

During the three months ended June 30, 2004, the Company granted 650,000 options under various consulting or advising services agreements at exercise price of $0.01. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor or May 31, 2008, whichever is sooner. At June 30, 2004, 275,000 of the options granted had been exercised. Also during this period, the Company issued 1,800,000 options to Mr. Haig Keledjian and Mr. Harry Zhabilov Jr.pursuant to each officer’s Employment Agreement (more fully described in Note 4). These options are at exercise prices of $0.45 and are exercisable until two years following termination of the officer of May 31, 2008, whichever is sooner. The Company also issued 1,000,000 options to a company in conjunction with a cancelled distribution agreement exercisable at $0.40 per share and valid until December 31, 2004.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

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

Also during the year ended December 31, 2003, the Company issued 2,300,000 options each to Mr. Haig Keledjian, Mr. Hampar Karageozian, and Mr. Harry Zhabilov, Jr. which includes 1,800,000 options as part of an annual option and 500,000 options as a signing bonus which were granted pursuant to each officer’s employment agreement (more fully described in Note 4); 1,500,000 options to consultants as compensation for management roles. Another 250,000 options were issued as a finder’s fee.

The fair value of each of the aforementioned options granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value at September 30, 2004: risk free interest of 4%; volatility of 95%; expected life of 1-5 years; and no expected dividends.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2003	--	$--
Granted during 2003	13,080,769.42
Exercised during 2003	(2,430,769)	.01

Options outstanding and exercisable at December 31, 2003	10,650,000.42
Granted during nine months ended September 30, 2004	7,339,600.31
Exercised during nine months ended September 30,
Options outstanding and exercisable at September 30,2004	(1,815,600)	.01

	16,174,000.38

Weighted average fair value of options
granted during the nine months ended September 30, 2004	$0.49

There is no formal stock option plan in place. Stock options are issued as deemed appropriate by management for consulting services.

NOTE 10 – MERGER

Acquisitions

On June 30, 2004, the Company entered into an agreement and plan of merger with Therapeutic Genetic, Inc. (hereinafter “TGI”) a California corporation, whereby a subsidiary of the Company would acquire the assets and liabilities of TGI. The Company issued 24,708,580 shares of common stock and 24,708,580 common stock warrants in this acquisition under Internal Revenue Code Section 368(a)(2)(D).

This transaction had the effect of reducing the Company’s long-term debt and accrued interest liabilities by $7,504,274 with a corresponding increase in common stock, common stock warrants, and additional paid-in-capital. In the transaction, a note in the amount of $7,504,274 owed to TGI from the Company was forgiven.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2004

NOTE 11 – SUBSEQUENT EVENTS

Private Placement

On October 13, 2004, the Company received a subscription agreement to purchase 8,000,000 shares of the Company’s common stock and warrants to purchase an additional 4,000,000 shares of common stock at $1.00, for aggregate consideration of $2,000,000. The funds have been deposited in escrow pending delivery of the shares by the Company, which is subject to the increase of the Company’s authorized capital. The subscriber can terminate the escrow at any time prior to closing. The subscription will terminate if the shares are not delivered by November 30, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Viral Genetics, Inc., a California corporation (“VGI”) and the Company’s subsidiary, was founded in 1995 to discover, develop, and commercialize a series of proprietary proteins with both therapeutic and diagnostic application in infectious disease, autoimmune conditions and immunological deficiency. In October 2001, all of the issued and outstanding common stock of VGI was acquired by Viral Genetics, Inc., a Delaware corporation.

Our platform technology is Thymus Nuclear Protein or TNP – a processed extract of mammalian thymus tissue. We have conducted 4 human clinical trials of the lead drug candidate developed from this compound, VGV-1, outside of the United States to examine its safety and efficacy as a treatment for HIV and AIDS. We view TNP as a platform technology following anecdotal observations of other potential applications of the TNP technology.

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

Historically, we have allocated the majority of our efforts to the development of VGV-1 and we expect to continue to do so in the immediate future. Further, due to managements’ ties to and experience in foreign markets, we actively pursued clinical development of VGV-1 in markets outside the United States with the goal of attaining commercialization leading to sales and/or licensing with distribution partners.

This strategy resulted in the Company completing 4 human clinical trials of VGV-1 outside the United States, and most recently in the People’s Republic of China. A fifth human clinical trial of VGV-1 was recently approved in the Republic of South Africa, began patient enrollment in July, 2004, and has begun the treatment phase.

Our primary corporate goal is now to pursue development of our drug candidates through Phase II in the United States and to seek licensing or joint venturing with a partner with global manufacturing, marketing and distribution capabilities, starting with VGV-1. The Company is currently working with its Scientific and Medical Advisory Board to refine a domestic clinical development plan for VGV-1 and is now completing certain documentation, testing and analysis required in order to file an Investigational New Drug Application (“IND”) for VGV-1 with the US Food and Drug Administration (FDA).

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

In June, 2004, the Company relocated to a 10,000 square-foot facility in Azusa, California, where it has now moved its corporate offices. The Company is now engaged in the design and renovation of the facility to accommodate a small research and development laboratory and small-scale manufacturing capacity. The Company has closed its old laboratory and has moved its facilities and personnel to the Azusa facility where a temporary laboratory and manufacturing is now being assembled. Longer term renovations will be initiated as required and as funding allows.

A major component of pharmaceutical and biologic product development and manufacturing is meeting current Good Manufacturing Practices (cGMP) standards. This includes process validation, standard operating procedures, quality assurance and control, and other areas. In June, 2004, the Company retained the services of a consultant to oversee this area of responsibility as well as to design and oversee construction of the Company’s new laboratory and pilot manufacturing facility. Subsequently in July, 2004, the Company retained two other consultants to assist in the process. The work being performed by this group is an essential component to the completion and filing of an IND for VGV-1.

The Company’s entire body of human clinical trial data has to date been obtained outside the United States. We believe that the US FDA may allow our existing body of data to be used as part of an IND to support claims of safety of VGV-1 and possibly our other TNP-based products since they are all based on the same underlying compound. There is no guarantee of this, and the FDA may not accept our existing foreign data at all. We do not believe that the FDA will accept our existing efficacy data for VGV-1.

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

We are now working through laboratory testing related to VGV-1‘s mechanism of action, characterization, as well as certain pharmacological and toxicological testing that we believe is necessary to complete and enhance our IND application. A significant aspect of our mechanism of action research for VGV-1 is being completed in conjunction with the South African human clinical trial, which includes extensive assays of patients designed to detect a possible immunological effect of VGV-1. We have retained an individual to manage our regulatory affairs, including with the FDA, and to further assist us with respect to our clinical development strategy. We are awaiting a formal start date from the individual.

In 2002 and 2003, the Company entered into several licensing agreements granting distribution rights to VGV-1 and other products in various countries in Africa and India, which have all been terminated for non-performance. These transactions included several non-refundable cash deposits or separate purchases of the Company’s common stock.

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

In February 2004, the Company was advised by the Medicines Control Council (the “MCC”) that permission had been granted to conduct a human clinical trial in South Africa. The South African trial is a multi-center, randomized, double-blind, placebo-controlled study that will enroll 80 HIV-1 patients for treatment with VGV-1. The Medicines Control Council of South Africa has approved and designated the study “Phase III Assessment of Safety and Efficacy of Thymus Nuclear Protein Injections for treating stage CDC-2 HIV-1 infected patients.” The study design will involve treatments of VGV-1 or placebo for 51 days and will include 240 days of follow-up. The endpoint for the trial is the amount of HIV-1 in the blood as measured by PCR-RNA assay – also known as viral load. The trial will also monitor safety and immunological function. Stage CDC-2 describes HIV infected patients with CD4 counts of between 200-500 cells/mm3 of blood, and is the stage before full-blown AIDS. In July, 2004, this trial began enrollment and the collection of baseline data and treatment phase of the study has now begun. We are expecting that the entire group of patients will be treated before the end of 2004.

The South African clinical trial is being administered by Virtus Clinical Development (Proprietary) Ltd. and is budgeted at approximately $1.6 million.

It was originally the obligation of our former African licensee to finance this clinical trial. As a result of their inability to do so, we terminated the license and began seeking a strategic partner or investor interested in pursuing clinical development and distribution of our drug candidates in South Africa, including financing and or managing the development process.

In May and June of 2004, we entered into several agreements with a limited liability company (“Buyer”) controlled by the holder of the $200,000 convertible debenture issued by the Company in September, 2003, and Timothy W. Wright, III, a former director of the Company. The agreements included the sale of our South African subsidiary, Viral Genetics South Africa (Pty) Limited (“VGSA”), to the Buyer who is also obligated to finance VGSA’s operations, including financing of the South African clinical trial. VGSA holds the exclusive distribution rights to VGV-1 in South Africa. We also granted exclusive market development rights to our HIV and AIDS products in Africa to the Buyer. As part of this agreement the Buyer is obligated to finance the commercialization of these products in Africa, the first of which is VGV-1.

As consideration for this, the Company received cash consideration of $650,000 and forgiveness of the $200,000 convertible debenture. Further, we will receive payment for VGV-1 sold by VGSA at a rate determined by its final sale price. The Company is guaranteed a minimum per unit sale price. The Company and the Buyer are now completing additional documentation of these transactions.

If the South African clinical trial is successfully completed, an application for registration of VGV-1 with the MCC to market and distribute VGV-1 in South Africa is expected to be filed, although the final decision to do so will be Buyer’s. The MCC may require additional testing prior to granting such permission, may reject the application outright, or they may approve an application without a requirement for additional testing.

In March, 2004, the Company offered an interest in VGSA to a third party in relation to the cancellation of a distribution agreement and a $250,000 non-refundable deposit received by the Company in 2003. The party had also advanced the Company an additional $100,000 during the year ended December 31, 2002 and other funds totaling an additional approximately $100,000 thereafter. In consideration of the abandonment of the offer to purchase an interest in VGSA and cancellation of all obligations in regard to the two cash fundings by the party, the Company granted them a royalty of 2.5% of net sales of VGV-1 in Africa and provided an option to purchase 1,000,000 shares of the Company’s common stock at a price of $0.40 which expires on December 31, 2004.

In August 2002, the Company entered into a Letter Agreement with the Chinese Center for Disease Control and Prevention, the National Center for AIDS and STD Prevention and Control, and Beijing Ditan Hospital (the “Chinese National AIDS Center”) to conduct a human clinical trial of VGV-1 via humanitarian contribution.

In March 2003, the Company began this human clinical trial of VGV-1 at the Chinese National AIDS Center, the treatment phase of which was completed in May 2003. In this trial —designated as the “CHINAIDS Project” — we administered VGV-1 to 34 HIV positive patients in Stage CDC-3 (full-blown AIDS) that had not been treated with any other drug regimen. Collection of data occurred at various points during treatment and a 270-day follow-up period. The primary study endpoints were set to improvement in viral load, measured by PCR-RNA levels and PBMC counts, as well as stabilization or increase in body weight. In November 2003, the follow up data collection portion of the CHINAIDS clinical trial was completed. In June, 2004, the Company completed statistical analysis and summary of the data collected from this study, with the guidance and cooperation of its Scientific and Medical Advisory Board and an independent statistician. A final report on the study is being prepared by the Chinese investigators, and an initial draft has been provided to the Company.

The Company’s internal report on the study indicated that patients tolerated the injections well and there were no significant adverse reactions reported during the eight weeks of treatment or during the 270 day no-treatment follow-up phase of the study. Overall, analysis of the study data revealed sustained viral suppression during the follow-up period. The mean PCR-RNA viral load for all patients at baseline (prior to treatment) was 4.902 log which is equivalent to approximately 79,800 copies of HIV RNA per milliliter of blood. By day 180 during the no-treatment follow-up period, plasma HIV RNA was suppressed with a mean change of -0.70 log from baseline which is approximately equivalent to an 83% decrease in the group’s mean or average viral load. By day 270 during the no-treatment follow-up period, viral load remained suppressed with a mean change of –0.484 log from baseline which is approximately equivalent to a 75% decrease in the group’s mean viral load. Additionally, 36% of patients overall had a greater than 1 log drop in viral load from baseline by day 180, and 28% of subjects overall were observed to have a greater than 1 log drop in viral load from baseline by day 270. In percentage terms, a 1 log decrease is equivalent to a 90% decrease.

On January 29, 2004, Viral Genetics filed an application for a Foreign Drug Import Certificate with the SFDA. This application, which seeks permission to import, market and distribute VGV-1 in China, may be accepted outright, accepted with a requirement for additional testing, subject to follow-up, or rejected outright. Parallel to this, the Company has also applied for admission to the “Green Channel,” which is a fast track drug review procedure that seeks to expedite the review process without lowering evaluation standards.

The import application is currently under review by the SFDA. Upon the SFDA’s acknowledgement that the application is complete, an official receipt will be provided as will a ruling as to its admissibility into the Green Channel. If the Company’s application is accepted and designated to the Green Channel, we have been advised that the entire application review process for the Foreign Drug Import Application will entail a period equal to approximately one year. We have been advised that this one year period would be inclusive of both additional testing and paperwork. If the application is accepted but Green Channel status is not granted, the review period will be in excess of one year.

On March 13, 2004, representatives of our Chinese subsidiary participated in a meeting with an SFDA pre-evaluation committee to review the completeness of the application. At this meeting, the SFDA indicated several areas of the application that it desired to have supplemented and raised a number of technical questions related to VGV-1‘s basic science. We addressed these initial concerns and we are now working through additional feedback received from the SFDA. We expect that this process will continue throughout the application’s review. The completion of our Chinese import application is contingent on the completion of certain additional toxicology testing and the assembly of production-related information, all of which will also be used for our planned IND filing with the FDA.

In June 2003, the Company entered into Employment Agreements with its three principal executive officers, Haig Keledjian, Hampar Karageozian, and Harry Zhabilov, Jr. Mr. Karageozian resigned as an officer of the company in August, 2004. The Company retained the services of a full-time management consultant to assist the executive officers, and this person is now an employee of the Company. Several part-time consultants and advisors have also been added to further develop the Company’s human resources and we have assembled a Scientific and Medical Advisory Board.

In March, 2004, the Company engaged Ronald Moss, MD, to act as chairman of its Scientific and Medical Advisory Board, and engaged Frederick Herman, MD, as an advisor. Also added as advisors were Mark Holodniy, MD, in May, 2004, Eric Rosenberg, MD, in June, 2004, and Jocelyn Elders, MD, in August, 2004. The Scientific and Medical Advisory Board is rounded out by advisors Michael Agadjanyan, PhD., D.Sc., and Company co-founders Harry Zhabilov, Jr., and Hampar Karageozian.

Through an Assignment of Patent Agreement dated August 1, 1995, VGI acquired all of the rights in the patents pertaining to Thymus Nuclear Protein (“TNP”), which is the basis of three of the Company’s drug candidates (see Products, Research and Development). The patents were acquired by VGI from Therapeutic Genetic, Inc., another California corporation (“TGI”), for a note in the principal amount of $6,250,000 (the “Note”) and a continuing royalty equal to 5 percent of the worldwide gross sales of products using the patented technology (the “Royalty). The stockholders of TGI were all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. As part of the TGI shareholders’ tax-planning strategy, the Royalty was assigned to a limited liability company with the same shareholders as TGI and TGI has no further interest in the Royalty.

In May 2003, the Company and TGI agreed to restructure the principal and accrued interest of the Note such that the due date of repayment was extended to May 22, 2008. It was also agreed that Therapeutic Genetic could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years.

Effective June 30, 2004, the Company and TGI entered into an agreement whereby TGI will merge with the Company’s subsidiary, VGI. On September 20, 2004, documents were filed with the state of California effecting the merger. Under the agreement the Company issued (i) 24,708,580 shares of common stock and (ii) warrants to purchase 24,708,580 shares of common stock at an exercise price of $0.40 per share that expire five years from the closing of the merger, to the shareholders of TGI in consideration of the merger. The effect of this transaction was to convert the note payable to TGI and accrued interest in the total amount of $7,504,274 as at June 30, 2004 to equity represented by the common stock and warrants of the Company being issued to the TGI shareholders. This has decreased the Company’s liabilities and increased the Company’s equity by $7,504,274. Three of our directors, Haig Keledjian and Harry Zhabilov, Jr., who are also officers, and Hampar Karageozian, were controlling stockholders of TGI.

From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations (the “Founders’ Notes”). In May 2003, the principal and accrued interest of the Founders’ Notes were restructured such that the due date of repayment was extended to May 22, 2008. It was also agreed that the holders of the Founders’ Notes could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years. On August 5, 2004, the Founders’ Notes were assigned to Best Investments, Inc., a corporation controlled by Haig Keledjian. As of September 30, 2004 the total principal and accrued interest on the Founder’s Notes was $1,417,099. If exchanged pursuant to the foregoing terms, the Company would issue to the holders of the Founder’s Notes 4,723,663 shares and 4,723,663 warrants.

At the present time, the authorized capital of the Company is not sufficient to allow for issuances associated with funding the Company through the sale of additional common stock, or exercise of the Company’s outstanding derivative securities, including the exchange rights of the holders of the Founder’s Notes, outstanding warrants, and outstanding options. The Company’s authorized common stock is presently 80,000,000 shares. If all dilutive securities were exchanged or exercised for common stock, the Company would require in excess of 130,000,000 common shares authorized. Consequently, the board of the directors of the Company has proposed an increase in the authorized capital of the Company to 250,000,000 shares of common stock. Further to this, a certificate of amendment has been filed with the State of Delaware amending the Company’s certificate of incorporation to increase the authorized common shares to a maximum of 250,000,000.

On October 13, 2004 Viral Genetics, Inc. received a subscription for the purchase of 8,000,000 shares of restricted common stock and warrants to purchase 4,000,000 additional shares at a total purchase price of $2,000,000. The purchase price has been deposited in an escrow account until such time as Viral Genetics has a sufficient number of authorized common shares to issue the 8,000,000 shares and close the sale at which time the funds will be released to Viral Genetics. The warrants will allow the holder to purchase 4,000,000 additional common shares at a purchase price of $1.00 per share, and are exercisable until two years following closing. The purchaser is John D. Lefebvre and he has the right to withdraw his subscription at any time prior to the date Viral Genetics issues the shares. The purchase will be terminated and the subscription payment refunded if the transaction does not close by November 30, 2004.

At September 30, 2003, we had $125,885 of current assets and current liabilities of $1,206,412. We estimate that we will need to fund approximately $1,000,000 of research and development costs in the United States, $150,000 of patent work, and $350,000 of administrative expenses and product manufacturing costs during 2004. We are seeking debt and equity financing to fund our operations over the next 12 months. There is no assurance we will be able to obtain capital, and no assurance that we will be able to obtain financing in amounts required or on terms acceptable to Viral Genetics. The foregoing factors raise substantial doubt about the ability of Viral Genetics to continue as a going-concern.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,”“anticipate,” “continue,” “estimate,” “project,”“intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 3. Controls and Procedures

As of September 30, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In July 2004, the Company issued 275,000 shares to two consultants for exercise of an option for cash of $2,750 and services valued at $137,500, and 121,065 shares to an individual for cash of $50,000. These shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

In August 2004, the Company cancelled 100,000 shares that were issued in error pursuant to a consulting agreement that did not take effect.

In September 2004, the Company issued 24,708,580 shares to 37 entities in connection with the merger with Therapeutic Genetic, Inc. Included in this total are 19,719,452 shares issued to three directors of the Company or controlled entities. Also in September 2004, the Company issued 315,600 shares to 5 consultants for cash of $3,156 and services valued at $157,924. These shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

Item 5. Other Information

In August, 2004, Hampar Karageozian, resigned as an officer of the Company.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K: None.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRAL GENETICS, INC.

Date: November 12, 2004	By:	/s/ Haig Keledjian Chief Executive Officer Chief Financial Officer