Form 10KSB
period 2004-12-31
VIRAL GENETICS INC /DE/
filed 2005-04-05
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.0001
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenue for its most recent fiscal year was: $0

The aggregate market value of the issuer's voting stock held as of March 30, 2005, by non-affiliates of the issuer was $11,477,600.

As of March 30, 2005, the issuer had 90,837,046 shares of its common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

Documents incorporated by reference: None

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1.	Description of Business	3
2.	Description of Property	17
3.	Legal Proceedings	17
4.	Submission of Matters to a Vote of Security Holders	17

Part II

5.	Market for Common Equity, Related Stockholder Matters and	18
	Registrant Purchases of Equity Securities
6.	Management's Discussion and Analysis or Plan of Operation	18
7.	Financial Statements	20
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
8.A	Controls and Procedures	21
8.B	Other Information	21

Part III

9.	Directors and Executive Officers of the Registrant	21
10.	Executive Compensation	23
11.	Security Ownership of Certain Beneficial Owners and Management and	24
	Related Stockholder Matters
12.	Certain Relationships and Related Transactions	26
13.	Exhibits	27
14.	Principal Accountant Fees and Services	28

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I, Item 1 under “Description of business,” and Part II, Item 6 under “Management’s Discussion and Analysis or Plan of Operation.” In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “projected,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continues,” or the negative of these terms or other comparable terminology. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of Viral Genetics may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of Viral Genetics’ management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and Viral Genetics undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

PART I

Item 1. BUSINESS

Overview

Viral Genetics, Inc. (“Viral Genetics” or the “Company”) is a drug discovery and development company developing products based on its Thymus Nuclear Protein technology aimed primarily at the treatment of infectious disease, and in particular HIV infection and AIDS. The Company’s research interests also include autoimmune diseases and immunological deficiency. If we are successful in our development efforts, our corporate strategy is to partner with third parties through licensing, joint venture, or other arrangements to effect commercial manufacture, marketing and/or distribution. The Company is in the development stage, and currently has no revenues.

At the core of our technology is Thymus Nuclear Protein or “TNP” – a processed extract of mammalian thymus tissue. Our lead drug candidate, based on TNP, is a treatment for HIV and AIDS called VGV-1 which we have studied in 4 human clinical trials outside of the United States for safety and efficacy in reducing HIV viral load. A fifth clinical trial of VGV-1, designated a Phase III study by the South African Medicines Control Council, is now in progress in South Africa, and recently completed enrollment of 135 patients. During our 4 completed trials, we have not observed any significant adverse effects related to VGV-1 by physical exam, subjective complaints from patients, or routine blood work. Based on blood tests of the principal indicators of HIV infection, including PCR (Polymerase Chain Reaction – which detects HIV genetic material) and PBMC (Peripheral Blood Mononuclear Cell – which detects living HIV in the blood) viral load assays, there was a marked decrease in HIV viral load in over half of the subjects tested. This decrease sustained through the post-treatment follow-up evaluation periods of up to 9 months.

We also observed during these studies that some test subjects suffering from other clinical conditions reported anecdotal improvements in the symptoms of other illnesses. Consequently, we have distinguished VGV-1 as a separate drug candidate from other potential applications of the TNP technology. Although we intend to research these other applications in the future, our primary focus continues to be VGV-1.

VGV-1 is in the preclinical stage of development in the USA where we have yet to formally file an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (FDA), and in later-stage development outside the United States. We plan to continue to seek commercial registration of VGV-1 in South Africa and China, but our current primary clinical development goal is to begin human clinical trials of VGV-1 under an IND in the United States.

We are now in the process of completing and filing an IND application with the FDA, which we hope to file later this year.

In South Africa we have completed enrollment of 135 patients for our Phase III study of VGV-1. The last follow-up for this study is scheduled for the last calendar quarter of 2005. We expect final data summaries shortly thereafter. The trial is a double-blind, placebo-controlled study examining VGV-1‘s safety and efficacy with respect to viral load and other markers in Stage CDC-2 HIV-infected subjects.

In 2004, we announced the results of the prospective study of 34 patients treated with VGV-1 that was conducted at Ditan Hospital in Beijing, China, in 2003. In January 2004 we submitted an application to the Chinese State Food and Drug Administration (“SFDA”) requesting permission to import VGV-1 for the treatment of late-stage AIDS patients in China (the “Import Application”). This application remains open and under review, pending our delivery to the SFDA of manufacturing-related documentation, additional human safety and efficacy data, and certain long-term toxicity data. We continue to pursue commercial approval of VGV-1 in China.

Also during 2004, HIV and AIDS Review published a summary report written by the principal investigators of our prospective study of VGV-1 that was conducted at IMSS Hospital 25 in Monterrey, Mexico in 1999-2000. We have suspended all activity in Mexico, as we believe our resources are better allocated elsewhere.

Our management team consists of 2 executive officers and 1 senior manager, who are supported by a team of 7 employees and consultants. The management team is advised by a Scientific and Medical Advisory Board composed of physicians, scientists, and consultants with substantial experience in the areas of HIV treatment, drug development, public health issues, clinical trials, immunology and biochemistry.

The Company leases two adjacent facilities located at 1321 and 1291 Mountain View Circle in Azusa, California that house its corporate offices and a temporary preclinical production facility. The Company has begun construction of a permanent manufacturing and research facility at 1321 Mountain View Circle suitable for clinical development and early market-entry. We anticipate completion of the facility renovations in 2005. The adjacent 1291 facility is expected to be used for research and development, additional office space, and a quality control laboratory.

Our Chinese subsidiary leases offices in the Chaoyang District of Beijing, China, and is managed by one executive officer who is supported by 2 employees.

The Company was incorporated under the laws of the state of Delaware on June 8, 1998, and in October 2001 acquired its subsidiary, Viral Genetics, Inc., a California corporation formed in 1995 (“VGI”). In September 2004 we completed a restructuring and conversion to equity of an outstanding note payable to Therapeutic Genetic, Inc. pursuant to a merger of that company with and into VGI.

Products, Research and Development

Our research focuses on isolating and identifying biologically-active proteins and protein fragments with diagnostic and therapeutic applications in infectious disease – in particular HIV infection and AIDS — autoimmune conditions, and immunological deficiency. At the core of our technology is TNP — an extract of mammalian thymus tissue. We are also researching other drug candidates, although they are in the very early stages of development.

We view TNP as a platform for development of products with a number of potential therapeutic uses following anecdotal observations of improvements in some subjects suffering from other conditions in our human clinical trials. We elected to distinguish the possible uses of TNP and therefore elected to rename our HIV and AIDS drug candidate as “VGV-1".

VGV-1

Our lead drug candidate, VGV-1, is a prospective treatment for HIV infection and AIDS based on our TNP platform. VGV-1 is extracted from mammalian thymus tissue, processed and administered through intramuscular injection. Historically, the Company has allocated the majority of its efforts to the development of VGV-1. Viral Genetics originally acquired the intellectual property rights underlying VGV-1 from Therapeutic Genetic, Inc. through an Assignment of Patent in 1995. We acquired Therapeutic Genetic, Inc., through its merger with VGI in September 2004.

According to reports published by UNAIDS, approximately 42 million people are currently believed to be HIV positive worldwide. AIDS is the leading cause of death in Africa and the fourth leading cause globally. The means of making available effective treatment to the majority of people with HIV/AIDS is an urgent issue of global significance.

In most developed countries, HIV infection is primarily treated through Highly-Active Antiretroviral Therapy (“HAART”) – combinations of various antiretroviral drugs that target the virus itself or its method of reproduction. The major classes of HIV treatment are Nonnucleoside Reverse Transcriptase Inhibitors, Nucleoside Analog Reverse

Transcriptase Inhibitors and Protease Inhibitors, with Fusion or Entry Inhibitors representing a newer, less-commonly utilized approach. Where it has succeeded, HAART has altered the nature of HIV infection, transforming an almost uniformly fatal illness into a chronic, but apparently stable condition. According to Rapid Report, XIII International HIV Drug Resistance Workshop, June 2004, an estimated 70% of those receiving HAART are resistant to one or more classes of the antiretroviral drugs comprising HAART, and 11-18% are resistant to all three major classes.

In the poorer nations of the world, simpler versions of such “combination therapy” with fewer, older versions of antiretroviral drugs are sometimes used. However most HIV infected people in the world receive no antiviral medication. In Sub-Saharan Africa it is estimated by UNAIDS that HAART is available to 12% of people with HIV; in Southeast Asia, the figure is estimated at 2%. An estimated 90% of the 5 to 6 million people in low-income countries who require treatment to avoid dying within the next two years are not receiving it.

Even where treatment is available its use is complicated by a number of factors, including moderate to severe side effects, onerous dosing regimens, drug-drug interactions, and the development of mutated drug-resistant strains of the virus. In addition, these drugs are very expensive. Thus, development of new and inexpensive therapeutics with simple dosing regimens is an extremely important task and represents a clear market opportunity.

We have studied VGV-1 in 4 prospective human clinical trials outside of the United States including on HIV-infected patients with no prior history of antiretroviral treatment, patients who were resistant to antiretroviral therapy, and others. We have conducted follow up testing of patients at up to 18 months following treatment. Markers that have been examined have centered on viral load testing, using both PCR-RNA assays and PBMC cultures, as well as CD4+ T cell measurement. In our South African Phase III study we are studying VGV-1 on patients in Stage CDC-2 of HIV infection, which is the stage prior to full-blown AIDS. In the USA, we intend to study VGV-1 as a potential “salvage” therapy – a treatment option for HIV-infected patients who have failed traditional anti-retroviral therapy.

Only mild side effects related to VGV-1 have been noted by physical exam, subjective complaints from patients, or routine blood work during any of the trials. Overall decreases in viral load from baseline were noted in over half of subjects tested. The mean decrease in viral load as measured by PCR-RNA in our 4 human clinical studies has been 0.68 log, equivalent to an approximately 80% decrease in the amount of virus in the blood.

Our most recent data is from the results of our human clinical trial in China. This study was a prospective, masked, non-randomized, single-center study consisting of 34 HIV-1 infected patients with CDC Stage-3 classification of AIDS (less than 200 cells/mm3), who were treatment-naive. Patients received intramuscular injections of VGV-1 biweekly for 8 weeks, and were then followed up until day 240 without additional treatment. Patients tolerated the injections well and there were no significant adverse reactions to VGV-1 reported. The protocol for the trial examined several of the standard measurements of HIV infection and immunological health including PCR RNA levels and CD4+ T cell counts. Other tests performed included standard blood chemistries and HIV-infected PBMC counts.

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

Overall, counts of CD4+ T cells, which are key components of the human immune system, remained unchanged from baseline during the follow-up period.

In 2004, an article written by the investigators of our study in Monterrey, Mexico, was published in a peer reviewed journal entitled “Diminution of plasma viral load and cultured HIV-infected peripheral blood mononuclear cells in non-responding patients treated with two calf thymus nuclear proteins and conventional antivirals,” HIV & AIDS Review (2004, 3(3), 8-13). The investigators observed that in patients failing anti-retroviral drug therapy, treatment with VGV-1 for sixty days was associated with undetectable PCR RNA viral load in half of the patients (5/10) within three months of treatment. Furthermore, by six months there was an average 1 log drop in virus levels, which is equivalent to a 90% decrease. The trial in Mexico enrolled 10 HIV-positive patients who were failing to respond to their second or third regimen of anti-retroviral drug therapy. Enrolled subjects in the Mexican study had been receiving anti-retroviral therapy but were demonstrating decreasing viral control, and received VGV-1 injections twice weekly for eight consecutive weeks. They were then followed for safety and efficacy on markers of disease progression such as HIV-1 RNA (viral load or virus in the blood) to six months.

The mechanism by which VGV-1 affects HIV infection is not fully understood, and is a current focus of our research. Last year we confirmed that components of VGV-1 bind HIV-1 surface glycoproteins as well as human CD4+ T cells. While further laboratory studies need to be conducted to understand the exact mechanism of action, these binding properties could explain its apparent activity in our 4 clinical studies. We are now engaged in research specifically designed to address the mechanism of action of VGV-1, including extensive immunological assays of the participants in our ongoing South African study.

2004 Research & Development

Viral Genetics spent $1,500,585 on development of its drug candidates in calendar year 2004, compared to $841,461 in 2003. We estimate we will spend $850,000 in 2005 on the construction of our permanent GMP facility and $500,000 on product testing and development. We further estimate approximately $450,000 will be needed to meet our portion of the expenses of the ongoing South African clinical trial.

Joint Ventures, Business Relationships and Distribution

CHINA

Our wholly-owned subsidiary, Viral Genetics (Beijing) Limited, maintains offices at leased facilities in Beijing, China, and is staffed by 3 individuals.

In 2002, we entered into several agreements that culminated in the Chinese Center for Disease Control’s authorization of a prospective clinical study of VGV-1 at the Chinese National AIDS Center at Beijing Ditan Hospital. This study was conducted by Ditan Hospital, with Viral Genetics acting as co-sponsor with its former joint venture partner. The follow-up portion of this study was completed in late 2003, and we announced a summary of the results by press release in July 2004.

In connection with the termination of our former joint venture in China, we will pay royalties to the former joint venture partners totaling 7% of the gross profits generated through the sale of VGV-1 in China for 15 years.

In January 2004 we submitted an application to the Chinese State Food and Drug Administration (“SFDA”) requesting permission to import VGV-1 for the treatment of late-stage AIDS patients in China (the “Import Application”). This application remains open and under review, pending our delivery to the SFDA of manufacturing-related documentation, additional human safety and efficacy data, and certain long-term toxicity data. We intend to rely on the data from the Ditan Hospital study and data gathered from our study in South Africa to address the human safety and efficacy data issue, and we expect to complete the manufacturing documentation and a required toxicity study in 2005. Should the SFDA not find the data or protocols from our human studies appropriate or usable, we expect that we will need to conduct another study in China of between 30-100 subjects. We do not expect approval of our Import Application before 2006, and such approval could be delayed beyond 2006, if the SFDA requires additional data or testing.

In 2004, we became aware that Ditan Hospital should have obtained permission from the SFDA for the study over and above the authorization provided by the Chinese Center for Disease Control. We understand that the matter was resolved internally and we do not foresee any material effect of this on our future clinical development in China or elsewhere.

South Africa

On December 15, 2004, we entered into a Distribution Management Agreement with Timothy & Thomas LLC, (“T&T”) an Illinois limited liability company, with an effective date of July 1, 2004 (the “Distribution Agreement”). The owners of T&T are a former director of Viral Genetics and a former creditor of Viral Genetics. This Distribution Agreement replaces and supercedes the prior agreements with T&T that were referred to in our reports on Form 10-QSB for the quarters ended September 30, 2004, and June 30, 2004.

The Distribution Agreement granted to T&T the exclusive right to establish, appoint, and manage distribution and sub-distribution of all Viral Genetics products that are used or useful for the prevention or treatment of HIV and/or AIDS in continental Africa and certain island nations off the coast of Africa. The term of the Distribution Agreement is 20 years. In consideration for these rights, T&T made a payment of $650,000 in cash to Viral Genetics, surrendered for cancellation a convertible debenture in the principal amount of $200,000 originally issued in the name of Thomas Little, and agreed to pay expenses of the ongoing clinical trial up to a maximum threshold amount beyond which we are responsible for 50% of expenses. At present, we estimate we will be responsible for approximately $450,000 of expenses for this trial.

As contemplated by the Distribution Agreement, T&T will establish distributors in each African country who will purchase our HIV/AIDS products directly from us and distribute those products in their respective countries. Viral Genetics will pay to T&T a management fee based on gross sales of Viral Genetics products in Africa. Distributors will pay an amount to us for product based on its final selling price, with a minimum guaranteed price. Pursuant to the settlement of a terminated license, we are obligated to pay a former licensee a royalty of 2.5% of the net sales of VGV-1 in Africa for a period of 20 years commencing from the first commercial sale of VGV-1 in Africa.

The human clinical trial we are now conducting in South Africa was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It is a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects This study will examine subjects with CD4+ counts of 250-500 at 7 test centers throughout South Africa and is designated by the MCC as a Phase III study. We have completed enrollment of 135 subjects. The primary endpoint for the study is the decrease in viral load as measured by PCR-RNA assay. Other endpoints include CD4+ T cell counts and PBMC culture assays. Patients will receive 16 intra-muscular injections over a 51-day period, and will be followed up post-treatment to day 240. Therefore, unless the protocol is amended, which we do not expect, we anticipate completion of all follow up testing by the fourth calendar quarter of 2005. The study is being administered by Virtus Clinical Development Services, a leading South African contract research organization.

The study also includes extensive immunological assays designed to detect a potential immune response associated with VGV-1 in an effort to further advance our understanding of its mechanism of action.

Manufacturing and Raw Materials

The Company has historically produced VGV-1 for clinical trials and testing purposes in-house or through a subcontracted manufacturer. Using our temporary clean room and existing equipment, we can produce small-scale quantities of VGV-1 for preclinical research purposes. Upon completion of construction at our new facility and finalization of current Good Manufacturing Practices (“cGMP”) documentation, the Company will be able to produce larger batches of VGV-1 suitable for clinical study. The production of such larger batches will require the purchase of additional processing equipment to increase capacity.

The Azusa facility is designed to have a maximum capacity sufficient to meet early commercial sales of VGV-1, and to support large-scale clinical trials. It is also designed to allow for production of other sterile biologic products.

Design, engineering, permitting, and construction costs of the Azusa facility are estimated at a total of approximately $850,000. Renovations are expected to be completed in 2005.

In order to retain control of certain proprietary processes, the Company intends to complete early stages of production of VGV-1 for the foreseeable future. Later stages of manufacturing, including bottling, labeling, and packaging, will be contracted out to an approved subcontractor.

Proprietary Rights

In the aggregate, considering the vigorous competition among drug manufacturers and the competition we might expect should any of our drug candidates prove to be accepted, our patent and related intellectual property rights are of material importance to our proposed business in the United States and other countries. The patent rights we consider significant in relation to our business as a whole are covered by U.S. patent application number 608/641,936, Compositions and Methods for Detecting and Treating Immunodeficiency Syndrome, which is now pending. These patent rights have been approved in Armenia, Austria, Australia, Azerbaijan, Bulgaria, Belarus, Canada, Switzerland, Germany, Denmark, Eurasia, EPC, Spain, France, Great Britain, Hong Kong, Ireland, Israel, Italy, Kyrgyzstan, Kazakhstan, Liechtenstein, Monaco, Moldova, Netherlands, New Zealand, Russia, Tajikistan, and Turkmenistan. We have also filed for these patent rights in Argentina, Brazil, China, Japan, and South Africa. We are continually evaluating whether additional applications may be appropriate to protect extensions and variations of our product, and have filed additional applications and provisional patents related thereto.

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

HIV/AIDS

There are currently 26 drugs approved for the treatment of HIV-infection by the United States FDA. The three primary classes of treatment are Nonnucleoside Reverse Transcriptase Inhibitors (“NNRTIs”); Nucleoside Analog Reverse Transcriptase Inhibitors (“NRTIs”), and Protease Inhibitors (“PIs”). Fusion or Entry Inhibitors are a newer, less commonly-used class of anti-HIV medications. There are an estimated 50-60 HIV treatments under various stages of development worldwide.

Combination therapy with 2 or more of the drugs from the 3 primary classes of anti-HIV medications is the standard of care for HIV, and this is known as Highly-Active Antiretroviral Therapy or “HAART”. HAART slows multiplication of the virus and delays the onset of AIDS, but does not cure HIV infection or cure AIDS. HAART drug regimens are complex, often requiring 10 or more pills a day; expensive, costing upwards of $10,000-$15,000 per patient per annum in the United States; and are associated with moderate to severe gastro-intestinal, neurological, and hematological side effects that adversely impact the patient’s quality of life. Furthermore, HIV patients who use the drugs for a long period of time tend to develop resistance to the drugs, resulting in the drugs becoming less effective and engendering resistant strains of the HIV virus. Studies indicate that 70% of patients receiving standard HAART are resistant to one or more of the primary classes of HIV/AIDS drugs and 11-18% are resistant to all three primary classes of antiretrovirals (Source: Rapid Report, XIII International HIV Drug Resistance Workshop, June 2004).

It is estimated by UNAIDS that approximately 50% of the estimated 940,000 to 2.23 million HIV positive patients in the USA and Western Europe are receiving HAART. Based on estimates of drug resistance, we estimate the size of the market for salvage therapies in these regions to be approximately 50,000 to 200,000. Given growth in the number of HIV cases overall, increased usage of HAART, and continued development of resistance, we expect this market to continue to grow for the foreseeable future. Newer formulations of HAART, newer drugs within the 3 primary classes, and newer classes of drugs such as Fusion or Entry Inhibitors present competition for VGV-1, should it be approved. However, all current approaches to HIV treatment are believed to create resistance by their very nature, and we believe that an approach with success in resistant patients that is less likely itself to create resistance possesses a competitive advantage.

Government Regulation

Drug development is time consuming, expensive, and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take many years; the FDA estimates an average of eight and a half years for this process. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research, and products that have been approved and marketed can be ordered to be withdrawn from the market by regulatory authorities.

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

Following successful Phase I trials, the candidate will typically be tested in a Phase II human clinical trial. A Phase II trial is intended to further establish the safety of the candidate, as well as obtain certain data related to the efficacy of the candidate. The number of subjects tested is usually 100-300, although sample sizes vary on a case by case basis. Sometimes, more than one Phase II trial can be required. Successful completion of Phase II trials is sometimes referred to as “proof of concept.” It is at this point, prior to Phase III, that many drug development companies seek to license the drug candidate or joint venture.

Finally, following successful Phase II trials, a drug typically moves on to Phase III trials which are very large and expensive studies in which usually 1,000-3,000 subjects are tested at a number of locations in an attempt to establish the efficacy of the candidate, to further monitor side effects and to compare the candidate against existing approved treatments. Following a successful Phase III study, the sponsor of the candidate will file a New Drug Application (“NDA”) or Biologics License Application (“BLA”), depending on the nature of the drug candidate, seeking permission to market the product in the USA.

The FDA will continue to require the collection of data following such approval, and this is typically referred to as Phase IV.

According to the FDA’s “Guidelines for Industry: Acceptance of Foreign Clinical Trials,” the results from human clinical trials conducted outside of the United States but not under an IND can be included in submissions to the FDA if the trials were conducted in accordance with the ethical principles of the Declaration of Helsinki. The trial must also be designed to be otherwise consistent with the FDA’s standards of clinical practice.

According to the FDA’s guidance document “Antiretroviral Drugs Using Plasma HIV RNA Measurements – Clinical Considerations for Accelerated and Traditional Approval”, the FDA has developed a systematic approach to the evaluation of HIV therapies. Treatments seeking accelerated approval must demonstrate a significant reduction in RNA viral load (PCR is one means of detecting HIV RNA) within a 24-week period, whereas treatments seeking traditional approval must demonstrate significant reduction in RNA viral load over a 48 week period. The FDA also considers changes in CD4+ counts consistent with observed HIV RNA changes in both approval processes.

A treatment may be considered for accelerated approval if it is targeting a serious or life-threatening disease, there is a testable indicator that is predictive of clinical benefit (such as HIV RNA in the case of HIV infection) and there must be a demonstrable improvement in activity relative to existing therapies in a population in need of additional therapeutic options. Other bases for accelerated approval include a novel mechanism of action, improved efficacy or safety or tolerability, more convenient dosing schedule, different cross-resistance profile, favorable drug-drug interaction profile, or utility in a specific population in need. This document reveals that the majority of accelerated approvals rely on safety data for 400-500 patients who have received the proposed marketing dose for at least 6 months. Further, efficacy data must include at least 2 well-designed and controlled studies a minimum of 24 weeks in length. If granted accelerated approval, the FDA usually requires that the treatment be studied continuously to monitor side effects, adverse events, and longer term clinical benefit. In connection with preparing our IND for the FDA, we will evaluate whether to pursue the accelerated approval process for VGV-1.

Since 1998, the approval of new drugs across the European Union (“EU”) is possible only using the European Medicines Evaluation Agency’s (“EMEA”) mutual recognition or central approval processes. The use of either of these procedures provides a more rapid and consistent approval within the member states than was the case when the approval processes were operating independently within each member state. In addition, the agreement between the EU and 12 other European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not, however, have jurisdiction over patient reimbursement or pricing matters in EU member countries. We will be required to deal with individual countries on such issues.

In South Africa, the study and approval of drugs comes under the authority of the Medicines Control Council or MCC. In China, the State Food and Drug Administration or SFDA is responsible for drug regulation. Both the SFDA and MCC evaluate drugs for safety and efficacy in general compliance with ICH guidelines adopted by most of the world’s developed nations.

In recent years in the US, various legislative proposals have been offered at the federal and state levels that would bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price or patient reimbursement constraints on medicines, increases in required rebates or discounts and restrictions on access to certain products. Similar issues exist in many foreign countries where we may do business. We cannot predict the outcome of such initiatives, but we will work to maintain patient access to our products and to oppose price constraints.

In the US federal proposals have called for substantial changes in the Medicare program, and federal and state proposals have called for substantial changes in the Medicaid program. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been implemented in many states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our products, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. If changes to these programs shift patients to managed care organizations that cover pharmaceuticals, or if an outpatient drug benefit is added to Medicare, usage of pharmaceuticals could increase. Pressure to lower prices would likely ensue in either case given the enhancement of the purchasing power of the managed care organizations or the federal government.

US law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. Some states are seeking rebates in excess of the amounts required by federal law. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. Rebates potentially could be viewed as price discounts without appreciable increases in volume as an offset.

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

Human Resources

We presently have 2 full-time executive officers, 1 senior manager, and 2 administrative employees. We also currently have 2 full-time senior consultants and 3 part-time junior consultants focused on operations, compliance, process validation, quality control, and GMP-related documentation. Our Chinese subsidiary is managed by a full-time executive officer, who also has 2 full-time administrative employees. The Company also relies on consulting and advisory relationships with several individuals and firms where a full-time person is not warranted. There are currently 12 entities providing services to the Company as consultants or advisors in areas including domestic and foreign government relations, regulatory affairs, investor relations, public relations, public health issues, finance, corporate and business development, immunology, biochemistry, intellectual property, and other areas.

Risks Associated With Our Business

Notwithstanding our efforts to foresee and mitigate the effects of changes in our business and industry, we cannot predict with certainty all potential changes that might affect our business. Consequently, our business is subject to a number of risks, some of which are as follows.

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

We have not been profitable since our inception. We reported net losses of approximately $6.9 million and $4.4 million for the years ended 2004 and 2003, respectively. As of December 31, 2004, we had an accumulated deficit of approximately $21.5 million. We have not generated any revenue from product sales or royalties from product sales to date, and it is possible that we will never have significant product sales revenue or royalty revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture, and market our current product candidates, particularly VGV-1, as well as continue to identify, develop, manufacture, and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may need additional financing, but our access to capital funding is uncertain.

Our current and anticipated operations, particularly our product development and commercialization programs for VGV-1, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through at the third quarter of 2005. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in the future to develop and market products under their respective collaborations with us, our success in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, and the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

Engage in equity financings that would be dilutive to current stockholders;

Delay, reduce the scope of, or eliminate one or more of our development programs;

Obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

License rights to technologies, product candidates, or products on terms that are less favorable to us than might otherwise be available.

If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Failure of T&T to obtain government approvals and implement distribution would reduce our prospective revenue and make us more dependent on outside financing sources.

We are reliant on the efforts of T&T to pursue clinical testing and governmental approvals and to establish distribution arrangements in all of Africa. Africa represents a major market for VGV-1 because of the epidemic proportions of HIV and Aids in Africa. If T&T does not dedicate sufficient resources to effecting distribution of VGV-1 or fails in its marketing efforts, the revenues we would expect to receive from such a large market could be substantially diminished and our business and operating results will be adversely affected.

We have not developed any commercial drugs, and we may never develop any commercial drugs or products that generate revenues.

Our existing product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development efforts may not lead to commercial drugs for a number of reasons, including the failure of our product candidates to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the programs through the clinical trial process. We do not expect to be able to market VGV-1 for at least a year or longer, if at all.

We are substantially dependent on our ability to successfully and timely complete clinical trials and obtain regulatory approval to market our most advanced product candidate, VGV-1. Our business will be materially harmed and our stock price adversely affected if regulatory approval is not obtained with respect to this product candidate.

We have filed a drug import application in China for sale of VGV-1 to late stage AIDS patients and we are pursuing a Phase III clinical trial in South Africa. We hope to file an IND with the FDA in 2005. We are also conducting other laboratory testing and research to support the filing of the IND. Our success will depend, to a great degree, on our ability to obtain the requisite regulatory approval to market VGV-1, initially overseas and then in the US. The process of obtaining regulatory approvals is costly, time consuming, uncertain, and subject to unanticipated delays. In order to obtain the necessary regulatory approval, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the applicable regulatory reviewing agency that VGV-1 is both safe and efficacious. While we have completed clinical trials in China and Mexico and are pursuing a Phase III clinical trial in South Africa, there is no assurance that any regulatory agency will accept and rely on the results of these studies and determine that the applicable regulatory requirements for approval have been met. We cannot predict the ability of our third party service providers to collect the data from our trials with VGV-1, analyze the data, and deliver their final reports to us. There may be significant delays in this process. Regulatory authorities may require additional testing for safety and efficacy, which would result in a substantial delay in the regulatory approval process. If we fail to successfully obtain regulatory approvals for VGV-1 or we face significant delays, our business will be materially harmed and our stock price will be adversely affected.

We intend to establish a manufacturing facility for VGV-1 used in our clinical trials and planned for use in our commercial launch of our products. Product introductions may be delayed or suspended and commercial sales may be restricted, if the manufacture of our products is delayed or interrupted.

We do not have manufacturing facilities to produce sufficient supplies of VGV-1 to support commercial launch of this product, if approved overseas for distribution. We are in the process of developing a research and manufacturing facility that would enable us to meet these product supply needs. Design, engineering, permitting, and construction costs of the facility will require us to fund $850,000, and we plan to have the process complete in 2005. If we encounter delays or difficulties in funding the project or completing the construction, we may not have sufficient product support commercial launch of our product overseas, if approved.

We depend on various suppliers to supply the bovine thymus gland material we use to produce VGV-1. We believe these suppliers can produce sufficient material to support initial commercial launch of VGV-1 overseas, if approved. While we believe there are a number of alternative sources for this material, it is possible that the failure of these suppliers to supply thymus gland material as needed for manufacturing of VGV-1 would cause a disruption of the production schedule until alternative sources are located and material from these sources delivered on a schedule that meets our production obligations. Any such disruptions, if they continue too long, could materially harm our business and financial condition.

Clinical trials are long, expensive and uncertain processes and overseas regulators and the FDA may ultimately not approve any of our product candidates. We cannot assure you that data collected from preclinical and clinical trials of our product candidates will be sufficient to support approval by overseas regulators or the FDA, the failure of which could delay our profitability and adversely affect our stock price.

All of our research and development programs are at an early stage, except for the human clinical trials on VGV-1 conducted overseas. Clinical trials are long, expensive, and uncertain processes. Clinical trials may not be commenced or completed on schedule, and government regulators may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including VGV-1, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

Our primary strategy for distributing our products is to enter into various relationships with other firms or companies overseas with the resources to pursue the process of obtaining regulatory approvals and implement marketing and distribution. We have not settled on any strategy for distribution in the US and do not expect to formulate a strategy until an IND is issued and/or clinical trials in the US have progressed. We have granted exclusive commercialization and marketing rights to T&T in Africa and will likely establish similar arrangements for other parts of the world. T&T has, and our other collaborators will likely have, full control over those efforts in their territories and the resources they commit to the programs, except for initial funding requirements imposed on our collaborators to fund the regulatory approval process. Accordingly, the success of the commercialization of our products in those territories depends on their efforts and is beyond our control. For us to receive any significant revenues from sale of our products, our collaborators must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its efforts, our ability to commercialize our products in the collaborator’s territory may be significantly impaired.

Because of the uncertainty of pharmaceutical pricing, reimbursement, and healthcare reform measures, we may be unable to sell our products profitably.

The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products, and we may not be able to complete successfully against other companies in our industry and achieve profitability.

Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators.

Existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may provide greater therapeutic benefits for a specific problem, may offer easier delivery or may offer comparable performance at a lower cost. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Further, any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, and patents of other companies could prevent us from manufacturing, developing or marketing our products.

The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or found to be unenforceable. Until recently, patent applications in the United States were maintained in secrecy until the patents issued, and publication of discoveries in scientific or patent literature often lags behind actual discoveries. Patent applications filed in the United States after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. If third parties engage in activities that infringe our proprietary rights, our management’s focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the third party is not infringing, either of which would harm our competitive position. In addition, we cannot assure you that others will not design around our patented technology.

Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other analogous proceedings in other parts of the world to determine priority of invention and the validity of patent rights granted or applied for, which could result in substantial cost and delay, even if the eventual outcome is favorable to us. We cannot assure you that our pending patent applications, if issued, would be held valid or enforceable. Additionally, many of our foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in published patent applications can be complex, costly and uncertain.

We also rely on trade secrets, know-how and confidentially provisions in our agreements with our collaborators, employees and consultants to protect our intellectual property. However, these and other parties may not comply with the terms of their agreements with us, and we might be unable to adequately enforce our rights against these people or obtain adequate compensation for the damages caused by their unauthorized disclosure or use. Our trade secrets or those of our collaborators may become known or may be independently discovered by others.

Our products and product candidates may infringe the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that we or our collaborators may be required to license in order to research, develop or commercialize our product candidates. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology.

We are subject to extensive government regulations that may cause us to cancel or delay the introduction of our products to market.

Our research and development activities and the clinical investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory schemes vary widely from country to country, but, in general, are subject to all of the risks associated with United States approvals.

If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. In addition, results of pre-clinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements which could harm the sale of such products. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s cGMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

If product liability claims are brought against us or we are unable to obtain or maintain product liability insurance, we may incur substantial liabilities that could reduce our financial resources.

The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials on humans, however, our insurance coverage may be insufficient to protect us against all product liability damages. Further, liability insurance coverage is becoming increasingly expensive and we might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. Regardless of merit or eventual outcome, liability claims may result in decreased demand for a future product, injury to reputation, withdrawal of clinical trial volunteers, loss of revenue, costs of litigation, distraction of management and substantial monetary awards to plaintiffs. Additionally, if we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

Our operations involve hazardous materials and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities may involve the controlled use of hazardous materials and other potentially dangerous chemicals and biological agents. Although we believe our safety procedures for these materials comply with governmental standards, we cannot entirely eliminate the risk of accidental contamination or injury from these materials. We currently have insurance, in amounts and on terms typical for companies in businesses that are similarly situated, that could cover all or a portion of a damage claim arising from our use of hazardous and other materials. However, if an accident or environmental discharge occurs, and we are held liable for any resulting damages, the associated liability could exceed our insurance coverage and our financial resources.

Item 2. Description of Property.

Our main corporate office, located at 1321 Mountain View Circle in Azusa, California, is leased. We are currently engaged in the renovation of this building to accommodate a cGMP manufacturing facility suitable for clinical study and early market-entry production of VGV-1. This facility will also allow the manufacture of other biologic products. We have also leased the adjacent facility at 1291 Mountain View Circle, and will be using it for additional office space. It currently houses our temporary clean room, which we use for research and development. Following completion of renovations of 1321 Mountain View Circle, the 1291 facility is intended to house our quality control laboratory and to accommodate a small research and development lab.

Item 3. Legal Proceedings.

No legal proceedings are pending against Viral Genetics or any of its officers or directors.

Item 4. Submission of Matters to a Vote of Securities Holders.

On October 23, 2004 stockholders of Viral Genetics holding 51.1 percent of our outstanding common stock signed a written consent of stockholders approving an amendment to the certificate of incorporation of Viral Genetics increasing the authorized number of our common shares from 80,000,000 shares to 250,000,000 shares.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Viral Genetics’ common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market, under the symbol “VRAL”. As of March 30, 2005 we had approximately 363 direct shareholders of record.

The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

March 31, 2003	0.55	0.08
June 30, 2003	1.00	0.22
September 30, 2003	0.55	0.27
December 31, 2003	1.01	0.32
March 31, 2004	1.00	0.46
June 30, 2004	0.72	0.33
September 30, 2004	0.88	0.35
December 31, 2004	0.72	0.31

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Background

Viral Genetics, Inc., the Company’s subsidiary (“VGI”), was founded in 1995 to discover, develop, and commercialize a series of proprietary proteins. Our research interests include infectious disease – in particular, HIV infection and AIDS – autoimmune conditions and immunological deficiency. In October 2001, all of the issued and outstanding common stock of VGI was acquired by Viral Genetics, Inc., a Delaware corporation.

At the core of our technology is Thymus Nuclear Protein or TNP – a processed extract of mammalian thymus tissue. We have conducted 4 human clinical trials of the lead drug candidate developed from this compound, VGV-1, outside of the United States to examine its safety and efficacy as a treatment for HIV and AIDS. We view TNP as a platform technology following anecdotal observations of other potential applications of the TNP technology.

During and after our human clinical trials, we observed that some test subjects suffering from other clinical conditions and diseases reported anecdotal improvements in their symptoms. We have therefore elected to distinguish VGV-1 from other potential applications of Thymus Nuclear Protein for future research.

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

This strategy resulted in the Company completing 4 human clinical trials of VGV-1 outside the United States, and most recently a 34-patient prospective study in the People’s Republic of China. We have now completed enrollment of a fifth human clinical trial of VGV-1 in the Republic of South Africa, a Phase III study of 135 patients.

Our primary corporate goal is to pursue development of our drug candidates, starting with VGV-1, through Phase II in the United States and to seek licensing or joint venturing with a partner with global manufacturing, marketing and distribution capabilities.

We are working through various testing related to VGV-1‘s mechanism of action and characterization that we believe is necessary to complete and enhance our IND application. Although it is not strictly required for safety evaluation, this data would further support our request to begin human trials in the USA.

Contemporaneously, we plan to continue to seek commercial registration in China and South Africa, where we are in advanced stages of clinical development and where we believe the demand for VGV-1 will be strongest. We have suspended all activity in Mexico indefinitely.

In December 2004, we entered into a Distribution Management Agreement with Timothy & Thomas LLC, (“T&T”). The Distribution Agreement grants to T&T the exclusive right to establish, appoint, and manage distribution and sub-distribution of all Viral Genetics products that are used or useful for the prevention or treatment of HIV and/or AIDS in continental Africa and certain island nations off the coast of Africa. The term of the Distribution Agreement is 20 years. In consideration for these rights, T&T made a payment of $650,000 in cash to Viral Genetics, surrendered for cancellation a convertible debenture in the principal amount of $200,000 originally issued in the name of Thomas Little, and agreed to pay the expenses incurred to complete the on-going clinical trial of VGV-1 in South Africa up to a maximum threshold amount beyond which we are required to pay for 50% of all expenses. Additional expenses related to the establishment of distribution in Africa over and above the South African clinical trial will also be shared by T&T and the Company.

As contemplated by the Distribution Agreement, T&T will establish distributors in each African country who will purchase our HIV/AIDS products directly from us and distribute those products in their respective countries. Viral Genetics will pay to T&T a management fee based on gross sales of Viral Genetics products in Africa. Distributors will pay an amount to us for product based on its final selling price, with a minimum guaranteed price.

The human clinical trial we are now conducting in South Africa was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It is a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects. This study will examine subjects with CD4+ counts of 250-500 at 7 test centers throughout South Africa and is designated by the MCC as a “Phase III study”. We have now completed enrollment of 135 subjects. The primary endpoint for the study is the decrease in viral load as measured by PCR-RNA assay. Other endpoints include CD4+ counts and PBMC culture assays. Patients will receive 16 intra-muscular injections over a 51-day period, and will be followed up post-treatment to day 240. Therefore, unless the protocol is amended, which we do not expect, we anticipate completion of all follow up testing and receipt of data by the fourth calendar quarter of 2005. The study is being administered by Virtus Clinical Development Services, a leading South African contract research organization. The study also includes extensive immunological assays designed to detect a potential immune response associated with VGV-1 in an effort to further advance our understanding of its mechanism of action.

If the South African trial is successful, we intend to support an application to seek registration of VGV-1 in South Africa in 2006.

In January 2005, we completed the design and engineering plan for the renovation of our 1321 Mountain View Circle facility. We have begun construction. We expect to be completed construction in 2005 at which time the facility will be capable of supporting cGMP manufacture of VGV-1 for clinical trial purposes although to produce larger quantities of VGV-1 we will be required to add additional manufacturing equipment. We require the completion of the facility to cGMP standards in order to support clinical trials in the USA, as well as to support commercial approval in China and South Africa.

Through an Assignment of Patent Agreement dated August 1, 1995, VGI acquired all of the rights in the patents pertaining to Thymus Nuclear Protein (“TNP”), which is the basis of several of the Company’s drug candidates. The patents were acquired by VGI from Therapeutic Genetic, Inc., another California corporation (“TGI”), for a note in the principal amount of $6,250,000 (the “Note”) and a continuing royalty equal to 5 percent of the worldwide gross sales of products using the patented technology (the “Royalty). The stockholders of TGI were all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. The Royalty was assigned to a limited liability company with the same shareholders as TGI and TGI has no further interest in the Royalty.

On June 30, 2004, the Company, VGI and TGI entered into an Agreement and Plan of Merger whereby TGI would be merged with our California subsidiary Viral Genetics, Inc., which was the surviving corporation. On September 20, 2004 we filed documents with the state of California for the purpose of closing and effecting this merger. This had the effect of terminating our obligation to repay any indebtedness related to the Note or issue any securities under the Debt Restructuring Agreement dated May 22, 2003, between the Company and TGI

Pursuant to the merger the Company issued 24,708,580 shares of its common stock and warrants to purchase an additional 24,708,580 shares to the former stockholders of TGI for all capital stock of TGI. TGI no longer exists as a legal entity as a consequence of the merger. The 24,708,580 warrants issued to the former stockholders of TGI are exercisable at a price of $0.40 per share over a five-year period expiring on September 19, 2009. Prior to the merger TGI distributed to its stockholders on a pro rata basis options to purchase an additional 1,250,000 shares of the Company’s common stock.

The effect of this transaction was to convert the pre-existing debt obligation of $7.4 million of the Company to TGI, including accrued interest, to equity represented by the common stock and warrants of the Company. This decreased the Company’s liabilities and increased the Company’s equity by a corresponding amount. At the time of the transaction the sole asset of TGI was the Company’s convertible note.

From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations (the “Founders’ Notes”). In May 2003, the principal and accrued interest of the Founders’ Notes were restructured such that the due date of repayment was extended to May 22, 2008. It was also agreed that the holders of the Founders’ Notes could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years. On August 5, 2004, the Founders’ Notes were assigned to Best Investment, Inc., a corporation of which Haig Keledjian, an officer and director, is the sole officer and director. As of December 31, 2004, the total principal and accrued interest on the Founder’s Notes was $2,156,543. If exchanged pursuant to the foregoing terms, the Company would issue to the holders of the Founder’s Notes 7,188,477 shares and 7,188,477 warrants.

At December 31, 2004, we had $1,402,169 of current assets, current liabilities of $569,421, and long-term liabilities of $1,943,605. We estimate that we will need to fund approximately $500,000 of research and development costs in the United States, $150,000 of patent work, $500,000 of administrative expenses and product manufacturing costs, and $850,000 of renovation expenses during 2005. Further, for our South African clinical trial, we will require an additional approximately $450,000 in capital.

Item 7. Financial Statements.

The financial statements of Viral Genetics appear at the end of this report beginning with the Index to Financial Statements on page 30.

Item 8. Changes In and Disagreements with Accountants on Accounting andFinancial
Disclosure.

None.

Item 8A. Controls And Procedures

With the participation of management, the chief executive officer and chief financial officer of Viral Genetics evaluated its disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Viral Genetics’ filing of its annual report on Form 10-KSB for the year ended December 31, 2004.

During the fourth quarter of the year ended December 31, 2004, there were no significant changes in Viral Genetics’ internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Officers

The following table sets forth the names, ages, and positions for each of the directors and officers of Viral Genetics.

Name	Age	Positions	Since
Haig Keledjian	42	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director	October 2001
Harry Zhabilov, Jr	38	Executive Vice President of Research and Development, and Director	May 2003
Hampar Karageozian	64	Director	October 2001
Arthur Keledjian	37	Director	October 2001

The following is information on the business experience of each officer, director and director appointee.

Haig Keledjian

Mr. Keledjian has been instrumental in guiding the growth and development of Viral Genetics, Inc., having acted as its Chairman, CEO and President since its 1995 founding. He has overseen the Company’s completion of 4 human clinical trials, the approval of the ongoing Phase III trial in South Africa, the creation of the Company’s global intellectual property portfolio, and the financing of the Company including a substantial portion of his own assets. Mr. Keledjian formerly practiced tax and estate law and litigation in the State of California. He received his B.S. in Business and Accounting in 1983 from California State University (Los Angeles), followed by a Masters degree in taxation (MBT) from Golden Gate University in 1985. In 1989, Mr. Keledjian completed his undergraduate law studies by obtaining a B.S. in law from Glendale University and in 1991 obtained his Juris Doctorate from Glendale University. He was admitted to the bar of the State of California in 1993.

Harry Zhabilov, Jr.

Mr. Zhabilov, Jr. earned his Masters of Chemistry from the University of Sofia in 1997 and immediately began working with his late father, Dr. Zhabilov, Sr. – Viral Genetics, Inc. co-Founder and TNP’s discoverer. From October 1997 to December 1999, Harry worked with the Company on its Mexican human clinical trials. From January 2000, until May 2003, Harry worked side by side with his father as a research chemist for Viral Genetics. In May 2003, following his father’s passing, Harry was appointed Executive Vice President of Research and Development and was elected as a Director. Harry has been integral in the discovery and development of the Company’s drug candidates. Harry is a member of the American Institute of Chemical Engineers. His main roles are split between Research and Development, and production.

21

Hampar Karageozian

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of Viral Genetics and persons who own more than ten percent of a registered class of Viral Genetics’ equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to Viral Genetics. Based on the copies of filings received by Viral Genetics, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of Viral Genetics registered pursuant to Section 12 of the Exchange Act, have filed on a timely basis, all required Forms 3, 4, and 5 and any amendments thereto, except for a Form 3 and Form 4 filed on behalf of one of our directors; a Form 5 for Therapeutic Genetics, Inc. related to options acquired through a consulting agreement in 2003, and a Form 4 for Therapeutic Genetics, Inc. related to options acquired through a consulting agreement in 2004.

Board and Committees; Code of Ethics

In the fiscal year ended December 31, 2004, the board of directors of the Company met 4 times and these meetings were attended by a quorum of the directors via teleconference. From time to time the directors also acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact the Company is in the development stage with no operating revenue and activities limited to research and development, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt an audit committee charter. Viral Genetics has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer, a copy of which a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Haig Keledjian, President, 1321 Mountain View Circle, Azusa, CA 91702.

Item 10. Executive Compensation

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Viral Genetics for the prior fiscal years ended December 31, 2004, 2003, and 2002 of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the “Named Executive Officers”).

		Annual Compensation	Long Term Compensation
Name and Principal Position	Year	Salary ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
Haig Keledjian	2004	136,556	1,800,000	0
President, Chief Executive	2003	148,854	2,300,000	1,146
And Financial Officer	2002	0	0	0

Harry Zhabilov, Jr	2004	162,841	1,800,000	32,432
Executive Vice President of	2003	111,756	2,300,000	38,244
Research and Development (1)	2002	0	0	0

(1) Prior to 2003, Mr. Zhabilov, Jr. was employed by Viral Genetics in a non-Executive Officer capacity and he was paid less than $100,000 per annum, including salary and bonuses.

(2) Represents cash payments made by Viral Genetics on the mortgage for the residence of Mr. Zhabilov.

Stock Options

The following table sets forth certain information with respect to grants of stock options during 2004 to the Named Executive Officers.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Haig Keledjian	1,800,000	44%	0.45	5/31/08
President Chief Executive
And Financial Officer

Harry Zhabilov, Jr	1,800,000	44%	0.45	5/31/08
Executive Vice President of
Research and Development

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in 2003.

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)	Value of Unexercised In-the-Money Options At Fiscal Year End ($) (1)
Name and Principal Position	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Haig Keledjian	4,100,000/ -0-	-0- / -0-
President Chief Executive
And Financial Officer

Harry Zhabilov, Jr	4,100,000/ -0-	-0- / -0-
Executive Vice President of
Research and Development

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 31, 2004. The fair market value of Viral Genetics’s common stock at December 30, 2004, is determined by the last sale price on that date, which was $0.41 per share.

Employment Arrangements

On June 1, 2003 Viral Genetics entered into written employment agreements with Haig Keledjian and Harry Zhabilov, Jr. Each of the employment agreements, (1) provides for an annual base salary of $150,000 (2) is for a term of three years and may be renewed for additional one-year terms by agreement of the parties, (3) entitles the employee to participate in employee benefit plans, insurance, and similar programs adopted from time to time for full time employees, (4) provides for an annual grant of options to purchase 1,800,000 common shares with an exercise price set at the market price on the date of grant, (5) may be terminated by Viral Genetics for cause, as defined in the agreement, without severance payment; and (6) may be terminated by Viral Genetics without cause on payment of severance equal to 1 times the employee’s annual base salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 30, 2005, the number and percentage of the 90,837,046 outstanding shares of common stock which, according to the information supplied to Viral Genetics, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers of Viral Genetics as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Shares Beneficially Owned	Percent of Class
Haig Keledjian(1)(2) P.O. Box 1020 South Pasadena, CA 91031	20,522,530(2) 5,900,000 (3) 14,376,954 (5) 9,857,557 (6) 498,685 (8)	42.1%
Hampar Karageozian 31021 Marbella Vista San Juan Capistrano, CA 92675	10,276,221 2,300,000 (4) 9,934,712 (6) 249,646 (8)	18.1%

Arthur Keledjian (1) P.O. Box 1020 South Pasadena, CA 91032	-0-	0
Harry Zhabilov, Jr. (1)(2)(4) P.O. Box 1020 South Pasadena, CA 91031	7,893,679 5,900,000 (3) 4,927,299 (6) 249,271 (8)	18.6%
John D. Lefebvre P.O. Box N7120 Nassau, Bahamas	8,000,000 4,000,000 (7)	12.7%
Caribou Investments, Inc.	2,817,327 1,747,719 (6) 88,417 (8)	5.0%
All officers and directors (4 persons)	86,086,438	62.3%

(1) Officer or Director of Viral Genetics.

(2) Haig Keledjian holds 2,302,667 shares personally. He holds 5,932,761 and 5,058,001 shares as Trustee for two irrevocable voting trusts for the benefit of his children; 4,005,924 shares as Trustee for an irrevocable trust established for a group of private investors; 3,201,393 shares as Trustee for an irrevocable discretionary trust established for a group of Mr. Keledjian’s family members; and 21,784 shares as Trustee for a non-profit foundation. Mr. Keledjian has sole voting and investment control over the shares he holds as Trustee.

(3) Each of these persons holds an option to purchase 2,300,000 shares of common stock at an exercise price of $0.52 per share exercisable and an option to purchase 1,800,000 shares of common stock at an exercise price of $0.45 per share. They will each receive in June 2005 additional options to purchase 1,800,000 shares at an exercise price equal to the then market price of Viral Genetics’ common stock. All of these options are exercisable until the earlier of two years following termination of their employment agreement with the Company or May 31, 2008.

(4) Hampar Karageozian holds an option to purchase 2,300,000 shares of common stock at an exercise price of $0.52 per share exercisable until August 5, 2006.

(5) Haig Keledjian is the sole officer and director of Best Investments, Inc., which holds three notes totaling $2,156,543 that were assigned to Best Investments, Inc., on August 5, 2004 by Haig Keledjian, Hampar Karageozian, and Tomson Voting Trust (of which Harry Zhabilov, Jr. is a beneficiary). At December 31, 2004, these notes were convertible to 7,188,477 shares of common stock and warrants to purchase an additional 7,188,477 shares at $0.40 per share. If the warrants were exercised, Best Investment, Inc. would hold 14,376,954 shares of the Company. Mr. Keledjian has sole voting and investment control over all of the shares held by Best Investments, Inc., including those it may acquire through exercise of the warrants. In regard to the shares held by Best Investments, Inc., including those it may acquire through exercise of the warrants, Mr. Karageozian and Mr. Zhabilov, Jr. each disclaim any beneficial interest in or control of the shares.

(6) Each of these persons holds warrants to purchase shares of common stock at a price of $0.40 per share that are exercisable until September 30, 2009. The warrants were issued in connection with the merger of Therapeutic Genetic, Inc., with our California subsidiary, VGI, in September 2004.

(7) Mr. Lefebvre holds 4,000,000 warrants to purchase shares of common stock at a price of $1.00 per share that are exercisable until November 17, 2006.

(8) Each of these persons holds options acquired through a distribution of options by Therapeutic Genetic, Inc., acquired through a consulting agreement that is now voided. The options are priced as follows: 40% at $0.52 per share; 20% at $0.38 per share; 20% at $0.65 per share, and 20% at $0.58 per share.

Item 12. Certain Relationships and Related Transactions

Pursuant to agreements dated May 22, 2003, Viral Genetics, Inc., completed on June 4, 2003 a restructuring of certain outstanding debt obligations owed to Haig Keledjian, an officer, director and principal stockholder, Hampar Karageozian, an officer, director and principal stockholder, the Tomson Voting Trust of which the trustee is Mr. Keledjian and a beneficiary is Harry Zhabilov, Jr., an officer and director, and Therapeutic Genetics Inc., a privately held California corporation and the principal creditor of Viral Genetics (“TGI”).

Viral Genetics was indebted as of March 31, 2003 to:

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

A substantial portion of the foregoing obligations was due in 2003, and Viral Genetics did not have the funds necessary to pay the obligations. Viral Genetics extended and restructured the obligations through the issuance of convertible promissory notes due 2008 with identical terms but for the principal amounts (the “Notes”). The Notes bear interest at the rate of five percent per annum and all principal and accrued interest is due March 31, 2008. The principal and accrued interest on the Notes may be exchanged at the election of the holder at the rate of $0.30 for one share of common stock and one warrant to purchase an additional share at an exercise price of $0.40 per that expires five years from the date the warrant is issued.

On June 30, 2004, the Company, VGI and TGI entered into an Agreement and Plan of Merger whereby TGI would be merged with our California subsidiary Viral Genetics, Inc., which was the surviving corporation. On September 20, 2004 we filed documents with the state of California for the purpose of closing and effecting this merger. This had the effect of terminating our obligation to repay any indebtedness or issue any securities under the Debt Restructuring Agreement dated May 22, 2003, between the Company and TGI.

At June 30, 2004, the Company was indebted to TGI in the amount of $7,442,808. Pursuant to the merger the Company issued 24,708,580 shares of its common stock and warrants to purchase an additional 24,708,580 shares to the former stockholders of TGI for all capital stock of TGI. TGI no longer exists as a legal entity as a consequence of the merger. The 24,708,580 warrants issued to the former stockholders of TGI are exercisable at a price of $0.40 per share over a five-year period expiring on September 19, 2009.

The effect of this transaction was to convert the pre-existing debt obligation of $7.4 million of the Company to TGI, including accrued interest, to equity represented by the common stock and warrants of the Company. This decreased the Company’s liabilities and increased the Company’s equity by a corresponding amount. At the time of the transaction the sole asset of TGI was the Company’s convertible note.

On August 5, 2004, the notes owed by the Company to Haig Keledjian, Hampar Karageozian, and Harry Zhabilov, Jr., were assigned to Best Investment, Inc., a corporation of which Haig Keledjian is the sole officer and director. As of December 31, 2004, the total principal and accrued interest on the notes owed to Best Investment was $2,156,543. Assuming Best Investments, Inc., exchanged its Note for stock and warrants on December 31, 2004, it would have received 7,188,477 shares and 7,188,477 warrants.

Item 13. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document
2.1	Agreement and Plan of Merger dated June 30, 2004, including the Agreement of Merger attached as Exhibit B (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Amendment (3)
3.3	Certificate of Amendment effective November 17, 2004
3.4	Bylaws (2)
10.1	Assignment of Patent dated August 5, 1995 (3)
10.2	Debt Restructuring Agreement dated May 22, 2003 with Haig Keledjian (4)
10.3	Debt Restructuring Agreement dated May 22, 2003 with Therapeutic Genetics, Inc. (4)
10.4	Debt Restructuring Agreement dated May 22, 2003 with Hampar Karageozian (4)
10.5	Debt Restructuring Agreement dated May 22, 2003 with The Tomson Trust (4)
10.6	Termination Agreement with New York International Commerce Group (5)
10.7	Termination Agreement with L&M Global Ventures (5)
10.8	Form of Employment Agreement with Executive Officers (5)
10.9	Form of Option issued to Executive Officers (5)
10.10	Consulting Agreement with Therapeutic Genetic, Inc. (5)
10.11	Consulting Agreement with Monica Ord (5)
10.12	Subscription Agreement with John D. Lefebre dated October 13, 2004 (6)
10.13	Form of Warrant issued to John D. Lefebvre (6)
10.14	Distribution Management Agreement effective July 1, 2004
10.15	Lease Agreement for 1321 Mountain View Circle, Azusa, CA
14.1	Code of Ethics (5)
21.1	List of Subsidiaries (5)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) This exhibit is incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004.

(2) These exhibits are incorporated herein by this reference to Viral Genetics’ Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 29, 1999.

(3) These exhibits are incorporated herein by this reference to Viral Genetics’ Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 24, 2002.

(4) These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2003.

(5) These exhibits are incorporated herein by this reference to Viral Genetics’ Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on May 11, 2004.

(6) These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by Williams & Webster, P.S., the authorized independent public accountants, for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements of the Company included in the Company’s quarterly reports on Form 10-QSB for 2004 and 2003 were $29,028 and $38,150 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by Williams & Webster during the last two fiscal years for assurance and related services that were reasonably related to the performance of the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for tax services by Williams & Webster, P.S. during the last two fiscal years for tax compliance or related services.

All Other Fees

There were no other fees billed by Williams & Webster, P.S. during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAL GENETICS, INC.

Date: March 30, 2005	By: /s/ Haig Keledjian
Haig Keledjian, President, Chief Executive and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2005	/s/ Haig Keledjian
Haig Keledjian, Director

Date: March 30, 2005	/s/ Harry Zhabilov, Jr.
Harry Zhabilov, Jr., Director

Date: March 30, 2005	/s/ Hampar Karageozian
Hampar Karageozian, Director

Date: March 30, 2005	/s/ Arthur Keledjian
Arthur Keledjian, Director

VIRAL GENETICS, INC.

December 31, 2004

Board of Directors
Viral Genetics, Inc.
Azusa, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Viral Genetics, Inc. (a development stage company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viral Genetics, Inc. as of December 31, 2004 and 2003 and the results of its operations, stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has incurred an accumulated deficit of $21,545,406 through December 31, 2004, has substantial debt, and has recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 29, 2005

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,402,169	$265,207

Total Current Assets	1,402,169	265,207

PROPERTY AND EQUIPMENT, net	135,552	64,115

OTHER ASSETS
Deposits	42,940	1,850
Goodwill and patents	5,206,052	5,206,052

Total Other Assets	5,248,992	5,207,902

TOTAL ASSETS	$6,786,713	$5,537,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$281,483	$241,657
Accrued wages payable	75,000	450,000
Accrued interest	212,938	1,209,381
Other notes payable	--	269,986
Other current liability	--	100,000

Total Current Liabilities	569,421	2,271,024

LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,943,605	7,722,384

TOTAL LIABILITIES	2,513,026	9,993,408

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized,
$0.0001 par value; no shares issued and outstanding	--	--
Common stock, 250,000,000 shares authorized,
$0.0001 par value; 90,117,246 and 49,111,013
shares issued and outstanding, respectively	9,012	4,911
Additional paid-in capital	18,558,348	8,124,846
Common stock warrants	3,501,483	169,878
Common stock options	3,750,250	1,846,000
Deficit accumulated during development stage	(21,545,406)	(14,601,819)

Total Stockholders' Equity (Deficit)	4,273,687	(4,456,184)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,786,713	$5,537,224

The accompanying notes are an integral part of these financial statements

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		From July 11, 1995 (Inception) to December 31,
	2004	2003	2004
REVENUES	$--	$--	$347,750

EXPENSES
Research and development	1,500,585	841,461	6,764,147
Management salaries	1,028,750	237,500	2,423,945
Depreciation expense	45,146	42,378	216,710
Legal and professional	306,796	95,467	601,086
Consulting fees	3,689,897	2,456,106	6,889,919
Joint venture costs	76,990	168,700	295,690
General and administrative	995,828	398,831	2,683,713

TOTAL EXPENSES	7,643,992	4,240,443	19,875,210

LOSS FROM OPERATIONS	(7,643,992)	(4,240,443)	(19,527,460)

OTHER INCOME/(EXPENSE)
Sale of distribution rights	1,059,966	250,000	1,309,966
Interest income	2,040	111	2,151
Interest expense	(361,601)	(452,775)	(3,330,063)

TOTAL OTHER INCOME (EXPENSE)	700,405	(202,664)	(2,017,946)

LOSS BEFORE INCOME TAXES	(6,943,587)	(4,443,107)	(21,545,406)

INCOME TAXES	--	--	--

NET LOSS	$(6,943,587)	$(4,443,107)	$(21,545,406)

NET LOSS
PER COMMON SHARE, BASIC AND DILUTED	$(0.12)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	60,127,809	43,195,447

The accompanying notes are an integral part of these financial statements

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Number of Shares	Amount	Additional Paid-in Capital	Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

Issuance of common stock
for cash at nil per share	23,800,079	$2,380	$(1,380)	$--	$--	$1,000

Net loss for period ended
December 31, 1995	--	--	--	--	(707,167)	(707,167)

Balance, December 31, 1995	23,800,079	2,380	(1,380)	--	(707,167)	(706,167)

Issuance of common stock
for cash at $0.84 per share	59,500	6	49,994	--	--	50,000

Issuance of common stock
for services at $0.84 per share	357,001	36	299,964	--	--	300,000

Net loss for year ended
December 31, 1996	--	--	--	--	(810,189)	(810,189)

Balance, December 31, 1996	24,216,580	2,422	348,578	--	(1,517,356)	(1,166,356)

Issuance of common stock
for cash at $0.84 per share	339,151	34	284,966	--	--	285,000

Issuance of common stock
for services at $0.84 per share	499,802	50	419,950	--	--	420,000

Net loss for year ended
December 31, 1997	--	--	--	--	(577,066)	(577,066)

Balance, December 31, 1997	25,055,533	2,506	1,053,494	--	(2,094,422)	(1,038,422)

Issuance of common stock	--
for cash at $0.84 per share	345,101	35	289,965	--	--	290,000

Net loss for year ended
December 31, 1998	--	--	--	--	(708,567)	(708,567)

Balance, December 31, 1998	25,400,634	2,541	1,343,459	--	(2,802,989)	(1,456,989)

Issuance of common stock
for cash at $0.42 per share	595,002	59	249,941	--	--	250,000

Issuance of common stock
for cash at $0.84 per share	34,272	3	28,797	--	--	28,800

Net loss for year ended
December 31, 1999	--	--	--	--	(2,037,638)	(2,037,638)

Balance, December 31, 1999	26,029,908	2,603	1,622,197	--	(4,840,627)	(3,215,827)

Issuance of common stock
for cash at $0.42 per share	595,002	59	249,941	--	--	250,000

Issuance of common stock
for cash at $0.84 per share	842,523	84	707,916	--	--	708,000

Issuance of common stock
for cash at $1.94 per share	51,567	6	99,994	--	--	100,000

Issuance of common stock
for services at $0.84 per share	2,163,824	216	1,818,117	--	--	1,818,333

Net loss for year ended
December 31, 2000	--	--	--	--	(2,185,117)	(2,185,117)
Balance, December 31, 2000	29,682,824	$2,968	$4,498,165	$--	$(7,025,744)	$(2,524,611)

The accompanying notes are an integral part of these financial statements

VIRAL GENETICS, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

Balance, December 31, 2000	29,682,824	$2,968	$4,498,165	$--	$--	$(7,025,744)	$(2,524,611)

Issuance of common stock
for cash at $0.84 per share	29,464	3	24,747	--	--	--	24,750

Issuance of common stock
for services at $0.84 per share	37,811	4	31,464	--	--	--	31,468

Recapitalization through reverse merger
and acquisition of 5 Starliving Online, Inc.	8,035,693	804	(281,079)	--	--	--	(280,275)

Miscellaneous adjustment due to merger	481	--	--	--	--	--	--

Net loss for the year ended December 31, 2001	--	--	--	--	--	(1,356,117)	(1,356,117)
Balance, December 31, 2001	37,786,273	3,779	4,273,297	--	--	(8,381,861)	(4,104,785)

Issuance of common stock
for cash at $0.70 per share	215,000	21	149,979	--	--	--	150,000

Issuance of common stock from the exercise
of options for cash at $0.01 per share	1,000,000	100	149,900	--	--	--	150,000

Issuance of common stock for
debt at $0.80 per share	1,654,027	165	1,223,815	--	99,242	--	1,323,222

Issuance of common stock for
services at $0.22 per share	67,837	7	14,993	--	--	--	15,000

Net loss for the year ended December 31, 2002
	--	--	--	--	--	(1,776,851)	(1,776,851)
Balance, December 31, 2002	40,723,137	4,072	5,811,984	--	99,242	(10,158,712)	(4,243,414)

Issuance of options for
services at $0.10 to $0.66	--	--	--	2,384,000	--	--	2,384,000

Issuance of warrants for
services at $0.29 to $0.35	--	--	--	--	177,000	--	177,000

Issuance of common stock for
cash at $0.20 to $0.35 per share	3,531,456	354	873,889	--	--	--	874,243

Issuance of common stock
for cash at $0.2135 per share	2,341,675	234	499,766	--	--	--	500,000

Issuance of common stock from the exercise
of options for cash at $0.01 per share	700,000	70	269,930	(263,000)	--	--	7,000

Issuance of common stock from the exercise
of options for debt at $0.01 per share	480,769	48	197,260	(192,500)	--	--	4,808

Issuance of common stock from the exercise
of options for services at $0.01 per share	250,000	25	84,975	(82,500)	--	--	2,500

Issuance of common stock from the exercise
of warrants for expenses at $0.05 per share	250,000	25	84,975	--	(72,500)	--	12,500

Issuance of common stock for services
at $0.20 to $0.70 per share	383,096	38	132,984	--	--	--	133,022

Issuance of common stock and warrants for
debt and interest at $0.30 per share	450,880	45	69,841	--	65,378	--	135,264

Allocation of expired warrants to
additional paid-in capital	--	--	99,242	--	(99,242)	--	--

Net loss for the year ended
December 31, 2003	--	--	--	--	--	(4,443,107)	(4,443,107)
Balance, December 31, 2003	49,111,013	4,911	8,124,846	1,846,000	169,878	(14,601,819)	(4,456,184)

The accompanying notes are an integral part of these financial statements

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

Balance, December 31, 2003	49,111,013	$4,911	$8,124,846	$1,846,000	$169,878	$(14,601,819)	$(4,456,184)

Issuance of common stock and
warrants for cash at $0.25 per share	8,000,000	800	1,799,200	--	200,000	--	2,000,000

Issuance of common stock and
warrants for debt at $0.30 per share	24,708,580	2,471	4,274,965	--	3,226,838	--	7,504,274

Issuance of common stock for exercise of
warrants for cash at $0.01 to $0.05 per share	350,000	35	119,965	--	(104,500)	--	15,500

Issuance of options for consulting services
at $0.34 to $0.84 per option	--	--	--	3,892,960	--	--	3,892,960

Isssuance of common stock from
the exercise of options at $0.01 per share	2,913,400	291	1,497,553	(1,468,710)	--	--	29,134

Issuance of common stock for services
at $0.30 to $0.67 per share	979,722	98	467,589	--	--	--	467,687

Issuance of common stock for cash
at $0.30 to $0.53 per share	1,337,865	134	506,769	--	--	--	506,903

Issuance of common stock and warrants
for debt conversion at $0.30 per share	66,666	7	10,726	--	9,267	--	20,000

Issuance of common stock for settlement
at $0.44 to $0.70 per share	1,750,000	175	834,825	--	--	--	835,000

Issuance of common stock
for finders fee at $0.45 per share	1,000,000	100	449,900	--	--	--	450,000

Cancellation of common stock for shares
issued in error at $0.48 per share	(100,000)	(10)	(47,990)	--	--	--	(48,000)

Allocation of expired options to
additional paid in capital	--	--	520,000	(520,000)	--	--	--

Net loss for the year ended
December 31, 2004	--	--	--	--	--	(6,943,587)	(6,943,587)

Balance, December 31, 2004	90,117,246	9,012	18,558,348	3,750,250	3,501,483	(21,545,406)	4,273,687

The accompanying notes are an integral part of these financial statements

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	From July 11, 1995 (Inception) to

2004	2003	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,943,587)	$(4,443,107)	$(21,545,406)
Depreciation	45,146	42,378	216,710
Non-cash operating expenses	--	--	144,901
Non-cash income	(309,966)	(309,966)
Issuance of common stock for services	419,687	133,022	3,137,510
Issuance of common stock for finders fee	450,000	450,000
Options and warrants issued for services	3,892,960	2,561,000	6,453,960
Options exercised for services	--	2,500	2,500
Warrants exercised for services	--	12,500	12,500
Issuance of common stock for expenses paid by third party	--	--	593,947
Issuance of common stock for settlement agreement	835,000	835,000
Issuance of stock for interest	1,254,213	1,922	1,256,135
Notes payable issued for expenses	762,527	144,822	907,349
Expenses paid with notes payable	(43)	(10,000)	(10,043)
Notes payable converted to accrued wages	--	(25,000)	(25,000)
Increase (decrease) in accrued interest	(996,443)	185,809	212,938
Increase (decrease) in accounts payable	39,826	(25,215)	281,482
Increase (decrease) in accrued wages payable	(375,000)	450,000	75,000
Decrease in bank overdrafts payable	--	(5,291)	--
Proceeds from customer deposit	(100,000)	--	--
Net cash used in operations	(1,025,680)	(974,660)	(7,310,483)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements	(78,965)	--	(78,965)
Increase in deposits	(41,090)	(1,440)	(42,940)
Acquisition of equipment	(37,618)	(2,977)	(312,698)
Increase in patent	--	--	(5,206,051)
Net cash used in investing activities	(157,673)	(4,417)	(5,640,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	39,980	399,883	9,178,956
Payments on notes payable	(271,202)	(536,842)	(1,044,980)
Proceeds from exercise of options and warrants	44,634	7,000	51,634
Proceeds from sale of common stock	2,506,903	1,374,243	6,167,696

Net cash provided by financing activities	2,320,315	1,244,284	14,353,306

Change in cash	1,136,962	265,207	1,402,169

Cash and cash equivalents, beginning of period	265,207	--	--
Cash and cash equivalents, end of period	$1,402,169	$265,207	$1,402,169
SUPPLEMENTAL CASH FLOW DISCLOSURES:	--

Interest expense paid	$78,792	$13,607	$145,853
Income taxes paid	$--	$--	$--
NON-CASH TRANSACTIONS:

Issuance of common stock for services	$419,687	$133,022	$3,137,510
Issuance of common stock for settlement agreement	$835,000	$--	$835,000
Options and warrants issued for services	$3,892,960	$2,561,000	$6,453,960
Options and warrants exercised for services	$--	$15,000	$15,000
Non-cash operating expenses	$--	$--	$144,901
Issuance of common stock for debt paid by third party	$--	$--	$593,947
Issuance of common stock for debt and interest	$7,524,274	$1,922	$8,255,471
Notes payable issued for services	$2,333	$144,822	$147,155
Notes payable issued for expenses	$43	$10,000	$10,043
Notes payable issued for accrued wages	$--	$25,000	$25,000
Issuance of common stock for finders fee	$450,000	$--	$450,000

The accompanying notes are an integral part of these financial statements

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics Inc. (“the Company”) was incorporated in California on July 11, 1995 and is in the development stage. The Company is engaged in the research and development of protein-based therapeutic and diagnostic products with applications in infectious disease, autoimmune conditions, and immunological deficiency. The Company was acquired by a Delaware corporation and reporting issuer on October 1, 2001 The Company’s year-end is December 31. As of September 30, 2004, the Company merged with Therapeutic Genetic, Inc. See Note 11.

Viral Genetics, Inc. owns 100% of a Chinese subsidiary called Viral Genetics Beijing, Ltd. which was organized for prospective operations in China. At this time, the office in China has a president and two full-time employees working on regulatory related activity seeking registration for the Company’s HIV/AIDS product. There is no financial activity in this office other than monthly stipends sent from the U.S. company to cover certain expenses, which are included in the reported operating expenses of Viral Genetics, Inc. The Company established a subsidiary in South Africa in 2003 which has been subsequently sold in May 2004. See Note 5.

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

Compensated Absences

The Company’s policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatable, it would not be currently recognized as the amount would be deemed immaterial.

Consolidated Financial Statements

The accompanying financial statements include those of the Company and its subsidiaries. All intercompany balances have been eliminated upon consolidation.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

Derivative Instruments

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there was approximately 58,403,000 common stock equivalents outstanding at December 31, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at December 31, 2004.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $21,545,406 through December 31, 2004. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $2.4 million of cash is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek additional capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

Goodwill and Patents

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetic, Inc., (hereinafter “TGI”). In completing the acquisition, the Company issued to TGI notes, which were cancelled for exchange of Company’s common stock in the merger with TGI. See Note 11. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company intends to amortize the aforementioned patent assets once the Company begins operations.

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2004.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

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

Segment Reporting

The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity and because its wholly owned Beijing subsidiary had no activity other than expenses of $220,122 which are included in the statement of operations as of December 31, 2004.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years. The estimated useful lives of leasehold improvements are twenty years, the expected term of the lease plus extensions.

The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2004	December 31, 2003
Equipment	$273,298	$235,679
Leasehold improvements	78,965	--
	(216,711)	(171,564)
Less accumulated depreciation

	$135,552	$64,115

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the years ended December 31, 2004 and 2003 was $45,146 and $42,378, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

NOTE 4 – PATENTS

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

These patents all relate to certain of the Company’s products which are based on TNP. The Company intends to amortize the aforementioned patent assets once the Company begins production. The Company also has patents issued in Bulgaria and New Zealand, and pending patent applications in Argentina, Brazil, China, Japan, South Africa and United States.

The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing products similar to those of the Company. There can be no assurance that patents, if obtained for the aforementioned patent applications, will be enforceable. Patents that had been acquired from Therapeutic Genetics, Inc. were the security for notes payable issued for the aforementioned patents. (See Note 11 ). These notes were subsequently cancelled upon the issuance of the company’s common stock for the acquisition of Therapeutic Genetic.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subjected to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of December 31, 2004, the Company does not have product liability insurance for any of its drug candidate products.

Investment Banking Agreement

In November 2001, the Company signed an agreement with Burlington Capital Markets, Inc. (“Burlington”), whereby Burlington would provide strategic relationships and assistance in connection with future financing of the Company in exchange for a combination of cash payments, common stock and stock warrants. In 2003, this agreement was terminated and the Company has been indemnified against any future litigation related thereto by a limited liability company whose controlling member and manager is a former officer and principal shareholder of Burlington. This matter was settled with the issuance of stock. (See Note 13)

Consulting Agreements

In December 2002, the Company signed an agreement with Voluto Ventures, LLC for various management and advisory services. Under the agreement, the Company issued 1,000,000 common stock options with an exercise price of $0.01 per share, which were exercised in December 2002 and the Company agreed to issue to Voluto Ventures, LLC up to a total of

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

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

During the year ended December 31, 2004, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 10 regarding stock options). As of December 31, 2004, the Company had eleven individuals and firms engaged under such agreements.

The Company also has other agreements with consultants for future issuance of common stock as compensation, including an investor relations agreement for $6,500/month in cash and 150,000 shares of restricted stock, and a business services agreement for 500,000 shares related to financing and investor relations.

Joint Venture

The Company also has other agreements with consultants for future issuance of common stock as compensation, including an investor relations agreement for $6,500/month in cash and 150,000 shares of restricted stock, and a business services agreement for 500,000 shares related to financing and investor relations.

Finder’s Fee

As a finder’s fee in relation to the joint venture with NYIC, the Company entered into a Services Agreement with L&M Global Ventures, Inc. (“L&M”). This agreement provided for payment of a royalty to L&M upon successful registration of the Company’s prospective HIV and AIDS treatment. The agreement also provided L&M with certain options to purchase shares of the Company’s common stock. This agreement was terminated effective October 1, 2003.

Employment Agreements

On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. Mr. Hampar Karagezian resigned his position on August 5, 2004, which voids his employment agreement. The two remaining agreements are effective until May 31, 2006 and may be extended for additional one year terms upon the mutual consent of the employee and the Company. Each agreement provides for a salary of $150,000 per anum, a signing bonus of 500,000 options to purchase shares of the Company’s common stock at a price equal to market value on the date of the options’ issuance, and an annual grant of 1,800,000 stock options to purchase shares of the Company’s common stock at a price equal to market value on the date of the options’ issuance. See Note 9 regarding stock options.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

On March 24, 2004, the arm’s length party accepted an offer to purchase 10% of the Company’s former South African subsidiary for total consideration of $500,000. The Company agreed to the first 5% being fully paid for by $100,000 advanced in June, 2002, and the second 5%, which was valued at $400,000, was to be paid no later than November 30, 2004. In relation to this, the $109,966 unsecured note was cancelled. Subsequently, in May 2004, the Company and the arm’s length party agreed to cancel all outstanding agreements and in lieu of this the Company has granted to this party a royalty of 2.5% of the net sales of VGV-1 in Africa for a period of 20 years commencing from the first commercial sale of VGV-1 in Africa with no further obligations in regard to the $109,966 note or the $100,000 advanced in June, 2002. Further, this party was granted an option to acquire 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share, exercisable until December 31, 2004. This option has expired unexercised.

In May and June 2004, the Company entered into several agreements with Timothy and Thomas LLC (“T & T”) which is controlled by the holder of the $200,000 convertible debenture issued by the Company in September 2003, and Timothy W. Wright III, a former director of the Company. The agreements included the sale of the former South African subsidiary, Viral Genetics South Africa (Pty) Limited (“VGSA”), to the buyer for cash consideration of $650,000 and forgiveness of the $200,000 convertible debenture. In December 2004, the Company and T & T entered into an agreement which superceded previous agreements and obligated T & T to pay for the costs of the Company’s ongoing clinical trial of VGV-1 in South Africa up to a maximum threshold amount. As the exclusive distribution management partner of the Company in Africa with respect to Company’s HIV and AIDS products, T & T will secure and establish distributors in Africa, and provide management and oversight of the Company’s relationships with distributors. VGSA is the exclusive distributor of the Company’s HIV and AIDS products in South Africa.

Lease

On April 7, 2004, the Company signed a five year lease for an administrative, research and development facility to commence August 1, 2004. The base rent and fees are $6,450 per month after payment of an initial deposit of $40,590. The Company expects to have its corporate headquarters, primary manufacturing, and primary research and development facilitate located at this new facility.

NOTE 6 – COMMON STOCK

On September 20, 2004, the Company filed documents with the state of California amending its certificate of incorporation to increase its authorized common shares to 250,000,000.

In December 2004, the Company issued 230,000 shares to five consultants for cash of $2,300 and services valued a $108,632.

In November 2004, for cash of $2,000,000, the Company issued to John D. Lefebvre 8,000,000 shares. Also in November 2004, the Company issued 1,000,000 shares valued at $450,000 to two parties for finder’s fees; 150,000 shares for investor relations services valued at $52,500; and 719,800 shares to four consultants for cash of $7,190 and services valued at $293,618.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

In October 2004, the Company issued 124,000 shares to two consultants for exercise of options for cash of $124 and services valued at $99,500.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

In May 2003, the Company issued 33,919 shares for services valued at $23,743; 936,670 shares for cash of $200,000; 100,000 shares for services valued at $50,000; and 200,000 shares for exercise of options for cash of $2,000 and services valued at $66,000.

NOTE 7 — INCOME TAXES

At December 31, 2003, the Company had net deferred tax assets of approximately $5,260,110 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2004 and 2003.

The significant components of the deferred tax asset at December 31, 2004 and 2003 were as follows:

	December 31, 2004	December 31, 2003
Net operating loss carryforward before adjustments	$21,545,406	$14,988,342
Section 197 amortization of patents	347,070	347,070
Tax over book depreciation	32,395	26,668
Options/warrants issued for expenses	(6,453,960)	(2,561,000)

Net operating loss carryforward	15,470,911	12,801,080

Deferred tax asset	$5,260,110	$4,352,367
Deferred tax asset valuation allowance	$(5,260,110)	$(4,352,367)

At December 31, 2004, the Company has utilizable net operating loss carryforwards of approximately $15,470,000, which expire in the years 2016 through 2025. The Company recognized approximately $3,892,960 of losses from issuance of restricted common stock and stock options for services in fiscal 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2003 to December 31, 2004 was $907,743.

NOTE 8 – NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At December 31, 2004 and 2003, respectively, the Company had the following obligations:

	2004	2003
Convertible notes payable and accrued	$2,156,543	$8,931,765
interest to related parties
Other notes payable
	--	269,986

Total	$2,156,543	$9,201,751

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

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

On September 30, 2003, the Company executed a convertible debenture in the amount of $200,000 with an arms length individual. The terms of this note require payment due on the earlier of December 30, 2003, or the date of any event of default as defined in the agreement. However, any amount of the outstanding principal can be converted at any time at the option of the holder. On December 30, 2003, the debenture holder agreed to extend the maturity date of the debenture to July 31, 2004. The rights to this note were assigned to the Company on May 21, 2004 as part of the sale of the former South African subsidiary, and it has been effectively cancelled. See Note 5.

NOTE 9 – WARRANTS

During the three months ended December 31, 2004, the Company granted 4,000,000 warrants to John D. Lefebvre in connection with a private placement of 8,000,000 units for $2,000,000 cash.

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

During the year ended December 31, 2004, the fair value of each warrant granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%, volatility of 77% to 137%, expected life of 2-5 years, and no expected dividends. The value of these warrants was estimated at $3,436,105. Of this total, $3,236,105 reduced notes payable and accrued interest and $200,000 was the purchase price of 4,000,000 warrants included in the purchase of 8,000,000 common stock shares.

During the year ended December 31, 2003, the fair value of each warrant granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%, volatility of 164%, expected life of 1-5 years, and no expected dividends. The value of these warrants in the amount of $242,378 is included in consulting fees expense in the accompanying financial statements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

The following is a summary of stock warrants activity:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2002	--	$--
Granted	550,000	0.05
Granted	50,000	0.01
Granted	450,880	0.40
Exercised	(250,000)	$0.05

Warrants outstanding and exercisable at December 31, 2003	800,880	$0.20

Weighted average fair value of warrants granted during
the year ended December 31, 2004	$0.23

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2003	800,880	$0.20
Granted	28,775,246	$0.49
Exercised	(350,000)	$0.05

Warrants outstanding and exercisable at December 31, 2004	29,226,126	$0.49

Weighted average fair value of warrants granted during
the year ended December 31, 2004	$0.12

NOTE 10 – STOCK OPTIONS

During the three months ended December 31, 2004, the Company granted 623,800 options under various consulting or advising services agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. At December 31, 2004, 548,800 of the options granted had been exercised.

During the three months ended September 30, 2004, the Company granted 1,139,600 options under various consulting or advising services agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. In one case, the consultant was granted a lump-sum option of 500,000 shares. The options are valid until two years following termination of the consultant or advisor or May 31, 2008, whichever is sooner. At December 31, 2004, 1,039,600 of the options granted had been exercised.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

During the three months ended June 30, 2004, the Company granted 550,000 options under various consulting or advising services agreements at exercise price of $0.01. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor or May 31, 2008, whichever is sooner. At December 31, 2004, 475,000 of the options granted had been exercised. Also during this period, the Company issued 1,800,000 options to Mr. Haig Keledjian and Mr. Harry Zhabilov Jr. pursuant to each officer’s Employment Agreement (more fully described in Note 4). These options are at exercise prices of $0.45 and are exercisable until two years following termination of the officer of May 31, 2008, whichever is sooner. The Company also issued 1,000,000 options to a company in conjunction with a cancelled distribution agreement exercisable at $0.40 per share. This option expired unexercised December 31, 2004.

During the three months ended March 31, 2004, the Company granted 1,050,000 options under various consulting or advising services agreements at exercise prices of $0.01 to $0.58. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor, or May 31, 2008, whichever is sooner. At December 31, 2004, 450,000 of the options granted had been exercised.

During the year ended December 31, 2003, the Company granted 13,080,769 options under various consulting or advising services agreements at exercise prices of $0.01 to $1.00. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor, or May 31, 2008, whichever is sooner. At December 31, 2004, 2,830,769 of these options had been exercised.

The Company issued 2,300,000 options each to three directors. which includes 1,800,000 options as part of an annual option and 500,000 options as a signing bonus which were granted pursuant to each officer’s employment agreement; 1,250,000 options to consultants as compensation for management roles. Another 250,000 options were issued as a finder’s fee.

During the year ended December 31, 2004, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 77% to 137%; expected life of 1-5 years; and no expected dividends. The value of these options in the amount of $3,892,960 is included in consulting fees, research and development, and management salaries expense in the accompanying financial statements.

During the year ended December 31, 2003, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 164%; expected life of 1-5 years; and no expected dividends. The value of these options in the amount of $2,524,000 is included in consulting fees expense in the accompanying financial statements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2003	--	$--
Granted during 2003	13,080,769.42
Exercised during 2003	(2,430,769)	.01

Options outstanding and exercisable at December 31, 2003	10,650,000	$.42

Weighted average fair value of options granted during the year
ended December 31, 2004	$0.19

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2004	10,650,000	$.42
Granted during 2004	8,063,400.29
Expired during 2004	(1,000,000)	.40
Exercised during 2004	(2,913,400)	.01

Options outstanding and exercisable at December 31, 2004	14,800,000.38

Weighted average fair value of options granted during the year
ended December 31, 2004	$0.49

There is no formal stock option plan in place. Stock options are issued by management for consulting services as deemed appropriate.

NOTE 11 – MERGER AND ACQUISITION

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

This transaction had the effect of reducing the Company’s long-term debt and accrued interest liabilities by $7,504,274 with a corresponding increase in common stock, common stock warrants, and additional paid-in-capital. In the transaction, a note in the amount of $7,504,274 owed to TGI from the Company was cancelled.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2004

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

NOTE 12 – OTHER INCOME

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

NOTE 13 – SUBSEQUENT EVENTS

On January 1, 2005, the Company signed a three year lease for additional administrative, research and development facility to commence immediately. The base rent and fees are $6,018 per month. The Company expects to locate additional office space, as well as a quality control laboratory, at this new facility.

