Form 10QSB
period 2005-03-31
VIRAL GENETICS INC /DE/
filed 2005-05-18
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of March 31, 2005 there were 90,862,046 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB
VIRAL GENETICS, INC.

INDEX

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

March 31, 2005 (Unaudited)	December 31, 2004

ASSETS
CURRENT ASSETS
Cash	$737,415	$1,402,169

Total Current Assets	737,415	1,402,169

PROPERTY AND EQUIPMENT, NET	120,128	135,552

OTHER ASSETS
Deposits	42,940	42,940
Goodwill and patents	5,206,052	5,206,052

Total Other Assets	5,248,992	5,248,992

TOTAL ASSETS	$6,106,535	$6,786,713

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$309,194	$281,483
Accrued wages payable	140,000	75,000
Accrued interest	93,783	212,938

Total Current Liabilities	542,977	569,421

LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,943,605	1,943,605

Total Long-term Liabilities	1,943,605	1,943,605

TOTAL LIABILITIES	2,486,582	2,513,026

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, 20,000,000 shares authorized,
$0.0001 par value; no shares issued and outstanding	--	--
Common stock, 250,000,000 shares authorized,
$0.0001 par value; 90,862,046 and 90,117,246
issued and outstanding, respectively	9,086	9,012
Additional paid-in capital	18,851,058	18,558,348
Common stock warrants	3,501,483	3,501,483
Common stock options	3,987,116	3,750,250
Subscription receivable	--	--
Deficit accumulated during development stage	(22,728,790)	(21,545,406)

Total Stockholders' Equity	3,619,953	4,273,687

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,106,535	$6,786,713

The accompanying condensed notes are an ingegral part of these financial statements.
3

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		From July 11 1995 (Inception) to March 31,
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)
REVENUES	$--	$--	$347,750

EXPENSES
Research and development	158,064	124,595	6,922,211
Management salaries	37,500	71,875	2,461,445
Depreciation expense	15,845	10,503	232,555
Legal and professional	80,362	58,695	681,448
Consulting fees	541,572	1,165,055	7,431,491
Joint venture costs	--	28,500	295,690
General and administrative expenses	315,380	202,425	2,999,093

Total Expenses	1,148,723	1,661,648	21,023,933

LOSS FROM OPERATIONS	(1,148,723)	(1,661,648)	(20,676,183)

OTHER INCOME (EXPENSE)
Sale of distribution rights	--	--	1,309,966
Interest income	2,396	430	4,547
Interest expense	(37,057)	(115,111)	(3,367,120)

Total Other Income (Expense)	(34,661)	(114,681)	(2,052,607)

LOSS BEFORE INCOME TAXES	(1,183,384)	(1,776,329)	(22,728,790)

INCOME TAXES	--	--	--

NET LOSS	$(1,183,384)	$(1,776,329)	$(22,728,790)

NET LOSS FROM OPERATIONS
PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	90,426,979	50,504,828

The accompanying condensed notes are an ingegral part of these financial statements.
4

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,	From July 11 1995 (Inception) to March 31,

2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,183,384)	$(1,776,329)	$(22,728,790)
Depreciation	15,845	10,503	232,555
Non-cash operating expenses	--	--	144,901
Non-cash income	--	--	(309,966)
Issuance of common stock for services	118,000	370,187	3,255,510
Issuance of common stock for finders fee	--	--	450,000
Options and warrants issued for services	406,756	644,000	6,860,716
Options exercised for services	--	--	2,500
Warrants exercised for services	--	--	12,500
Issuance of common stock for expenses paid by third party	--	--	593,947
Issuance of common stock for settlement agreement	--	175,000	835,000
Issuance of stock for interest	--	--	1,256,135
Notes payable issued for expenses	--	2,333	907,349
Expenses paid with notes payable	--	(43)	(10,043)
Notes payable converted to accrued wages	--	--	(25,000)
Increase (decrease) in accrued interest	(119,155)	104,682	93,783
Increase (decrease) in accounts payable	27,711	10,203	309,193
Increase (decrease) in accrued wages payable	65,000	107,500	140,000
Net cash used in operations	(669,227)	(351,964)	(7,979,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements	--	--	(78,965)
Increase in deposits	--	(14,615)	(42,940)
Acquisition of equipment	(423)	(11,510)	(313,121)
Increase in patent	--	--	(5,206,051)
Net cash provided by (used in) investing activities	(423)	(26,125)	(5,641,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	--	39,980	9,178,956
Payments on notes payable	--	(97,677)	(1,044,980)
Proceeds from exercise of options and warrants	4,896	9,500	56,530
Proceeds from sale of common stock	--	477,349	6,167,696
Net cash provided by financing activities	4,896	429,152	14,358,202
Change in cash	(664,754)	51,063	737,415

Cash and cash equivalents, beginning of period	1,402,169	265,207	--
Cash and cash equivalents, end of period	$737,415	$316,270	$737,415

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$25,881	$10,429	$171,734
Income taxes paid	$--	$--	$--

NON-CASH TRANSACTIONS:
Issuance of common stock for services	$118,000	$370,187	$3,255,510
Issuance of common stock for settlement agreement	$--	$175,000	$835,000
Options and warrants issued for services	$406,756	$644,000	$6,860,716
Options and warrants exercised for services	$--	$--	$15,000
Non-cash operating expenses	$--	$--	$144,901
Issuance of common stock for debt paid by third party	$--	$--	$593,947
Issuance of common stock for debt and interest	$--	$20,000	$8,255,471
Notes payable issued for services	$--	$2,333	$147,155
Notes payable issued for expenses	$--	$(43)	$10,043
Notes payables issued for accrued wages	$--	$--	$25,000
Issuance of common stock for finders fee	$--	$--	$450,000

The accompanying condensed notes are an ingegral part of these financial statements.
5

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics, Inc., a Delaware corporation, (“the Company”) was incorporated on June 8, 1998. On October 1, 2001, the Company acquired Viral Genetics, Inc., a California corporation, as a subsidiary of the Company through an exchange of stock. At the time of the acquisition, the Company changed its name to Viral Genetics, Inc., and for financial reporting purposes the California corporation was deemed to be the acquiring company. The Company’s financial statements after the acquisition are those of the consolidated activities of the Company and its subsidiaries.

The Company’s subsidiary, Viral Genetics, Inc., a California corporation, was formed on July 11, 1995 for the purpose of researching and developing a protein-based therapeutic and diagnostic products with applications in infectious disease, autoimmune conditions, and immunological deficiency. The Company is in the development stage and its year-end is December 31. As of September 30, 2004, the Company’s California subsidiary merged with Therapeutic Genetic, Inc., a California corporation. See Note 10.

The Company owns 100% of a Chinese subsidiary called Viral Genetics Beijing, Ltd. which was organized for prospective operations in China. At this time, the office in China has a president and two full-time employees working on regulatory related activity seeking registration for the Company’s HIV/AIDS product. There is no financial activity in this office other than monthly stipends sent from the U.S. company to cover certain expenses, which are included in the reported operating expenses of Viral Genetics, Inc. The Company established a subsidiary in South Africa in 2003 which has been subsequently sold in May 2004. See Note 4.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results of the interim period presented.

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
March 31, 2005

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there was approximately 58,192,112 of common stock equivalents outstanding at March 31, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $22,728,790 through March 31, 2005. The Company is currently in need of funds to continue its research and development goals. The Company has limited working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

7

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2005	December 31, 2004
Equipment	$273,720	$273,298
Leasehold improvements	78,965	78,965
less accumulated depreciation	(232,557)	(216,711)

	$120,128	$135,552

9

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the three months ended March 31, 2005 and 2004 was $15,845 and $10,503, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subject to future claims resulting from the sale and use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of March 31, 2005, the Company has acquired product liability insurance for its drug candidate products.

Consulting Agreements

During the three months ended March 31, 2005, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 9 regarding stock options.) As of March 31, 2005, the Company had five individuals engaged under such agreements, receiving options for every three months of service; and three individuals or firms receiving options for every month of service.

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

Distribution Agreements

In June 2002, the Company received $100,000 from an unaffiliated party in an arm’s length transaction relating to the potential sale of a pharmaceutical product, VGV-1, in Mexico. In January 2003, the Company entered into a distribution agreement with the same party in relation to the testing, distribution and marketing of VGV-1 in Africa. Under this African distribution agreement, the Company received approximately $250,000 as a non-refundable deposit in 2003. In April 2003, this African distribution agreement was cancelled. The same unrelated party also advanced a total of $109,966 to the Company as unsecured notes payable on various occasions.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

On March 24, 2004, the aforementioned party accepted an offer to purchase 10% of the Company’s former South African subsidiary for total consideration of $500,000. The Company agreed to the first 5% being fully paid for by $100,000 advanced in June, 2002, and the second 5%, which was valued at $400,000, was to be paid no later than November 30, 2004. In relation to this, the $109,966 unsecured note was cancelled. In May 2004, the Company and the party agreed to cancel all outstanding agreements and in consideration of this, the Company has granted to this party a royalty of 2.5% of the net sales of VGV-1 in Africa for a period of 20 years commencing from the first commercial sale of VGV-1 in Africa with no further obligations in regard to the $109,966 note or the $100,000 advanced in June, 2002. Further, this party was granted an option to acquire 1,000,000 shares of the Company’s common stock at a purchase price of $0.40 per share, exercisable until December 31, 2004. This option expired unexercised.

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

Lease

On April 7, 2004, the Company signed a five-year lease for an administrative, research and development facility to commence August 1, 2004. The base rent and fees are $6,450 per month, after payment of an initial deposit of $40,590. The Company expects to have its corporate headquarters, primary manufacturing, and primary research and development facilitate located at this new facility in Azusa, California. On January 1, 2005, the Company signed a three year lease for additional administrative, research and development facility to commence immediately. The base rent and fees are $6,018 per month. The Company expects to locate additional office space, as well as a quality control laboratory, at this facility. Also, the Company’s Chinese subsidiary has a month to month lease for approximately $2,000 per month.

Total Lease commitments for the subsequent years ended December 31, are as follows:

2005	$149,616
2006	$149,616
2007	$149,616
2008	$77,400
2009	$51,600

NOTE 5 – COMMON STOCK

In March 2005, the Company issued 125,000 shares to two consultants for cash of $1,250 and services valued at $46,250.

In February 2005, the Company issued 110,400 shares to two consultants for cash of $1,104 and services valued at $39,744.

In January 2005, the Company issued 209,400 shares to three consultants for cash of $2,094 and services valued at $83,896; and 300,000 shares to a consultant for services valued at $118,000.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

On September 20, 2004, the Company filed documents with the State of Delaware amending its certificate of incorporation to increase its authorized common shares to 250,000,000.

In December 2004, the Company issued 230,000 shares to five consultants for cash of $2,300 and services valued a $108,632.

In November 2004, for cash of $2,000,000, the Company issued to an individual 8,000,000 shares. Also in November 2004, the Company issued 1,000,000 shares valued at $450,000 to two parties for finder’s fees; 150,000 shares for investor relations services valued at $52,500; and 719,800 shares to four consultants for cash of $7,190 and services valued at $293,618.

In October 2004, the Company issued 124,000 shares to two consultants for exercise of options for cash of $124 and services valued at $99,500.

In September 2004, the Company issued 24,708,580 shares to 37 entities in connection with the merger of its California subsidiary with Therapeutic Genetic, Inc. Included in this total are 19,719,452 shares issued to three directors of the Company or controlled entities. Also in September 2004, the Company issued 315,600 shares to 5 consultants for cash of $3,156 and services valued at $157,924. These shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

NOTE 6 –- INCOME TAXES

At March 31, 2005, the Company had net deferred tax assets of approximately $5,411,938 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at March 31, 2005 and December 31, 2004.

The significant components of the deferred tax asset at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004
Net operating loss carryforward before adjustments	$22,680,790	$21,545,406
Section 197 amortization of patents	86,767	347,070
Tax over book depreciation	10,624	32,395
Options/warrants issued for expenses
(not deductible)	(6,860,716)	(6,453,960)

Net operating loss carryforward	$15,917,465	$15,470,911

Deferred tax asset	$5,441,938	$5,260,110
Deferred tax asset valuation allowance	$(5,441,938)	$(5,260,110)

At March 31, 2005, the Company has utilizable net operating loss carryforwards of approximately $15,917,000, which expire in the years 2015 through 2024. The Company recognized approximately $406,756 and $3,892,960 of losses from issuance of restricted common stock and stock options for services in the three months ended March 31, 2005 and the year ended December 31, 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2004 to March 31, 2005 was $181,828.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

NOTE 7 – NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At March 31, 2005 and December 31, 2004, the Company’s obligations include the following:

	March 31, 2005	December 31, 2004
Convertible related party notes payable	$1,943,605	$1,943,605
Accrued interest on notes payable	93,783	212,938

Total	$2,037,388	$2,156,543

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

On September 30, 2003, the Company executed a convertible debenture in the amount of $200,000 with a nonrelated party. The terms of this note require payment due on the earlier of December 30, 2003, or the date of any event of default as defined in the agreement. However, any amount of the outstanding principal can be converted at any time at the option of the holder. On December 30, 2003, the debenture holder agreed to extend the maturity date of the debenture to July 31, 2004. The rights to this note were assigned to the Company on May 21, 2004 as part of the sale of the former South African subsidiary, and it has been effectively cancelled. See Note 4.

NOTE 8 – COMMON STOCK WARRANTS

There was no common stock warrant activity for the quarter ending March 31, 2005.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

The following is a summary of stock warrants activity:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2003	800,880	$0.20
Granted during 2004	28,775,246	0.49
Exercised during 2004	(350,000)	0.05

Warrants outstanding and exercisable at December 31, 2004	29,226,126	0.49

Granted during 2005	--	--
Exercised during three months ended March 31, 2005	--	--

Warrants outstanding and exercisable at March 31, 2005	29,226,216	$0.49

NOTE 9 – COMMON STOCK OPTIONS

During the three months ended March 31, 2005, the Company granted 528,200 options under various consulting or advising services agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every month or three months of service until the termination of the individual agreements. At March 31, 2005, 444,800 of the options granted had been exercised. Also during the three months ended March 31, 2005, the Company granted 500,000 options under an Employment Agreement at an exercise price of $0.41.

During the three months ended December 31, 2004, the Company granted 623,800 options under various consulting or advising services agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. At March 31, 2005, 548,800 of the options granted had been exercised.

During the three months ended September 30, 2004, the Company granted 1,139,600 options under various consulting or advising services agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. In one case, the consultant was granted a lump-sum option of 500,000 shares. The options are valid until two years following termination of the consultant or advisor or May 31, 2008, whichever is sooner. At March 31, 2005, 1,039,600 of the options granted had been exercised.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

During the three months ended June 30, 2004, the Company granted 650,000 options under various consulting or advising services agreements at exercise price of $0.01. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor or May 31, 2008, whichever is sooner. At March 31, 2005, 475,000 of the options granted had been exercised. Also during this period, the Company issued 1,800,000 options to Mr. Haig Keledjian and Mr. Harry Zhabilov Jr.pursuant to each officer’s Employment Agreement (more fully described in Note 4). These options are at exercise prices of $0.45 and are exercisable until two years following termination of the officer of May 31, 2008, whichever is sooner. The Company also issued 1,000,000 options to a company in conjunction with a cancelled distribution agreement exercisable at $0.40 per share and valid until December 31, 2004. These options expired unesercised.

During the three months ended March 31, 2004, the Company granted 1,050,000 options under various consulting or advising services agreements at exercise prices of $0.01 to $0.58. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until two years following termination of the consultant or advisor, or May 31, 2008, whichever is sooner. At March 31, 2005, 450,000 of the options granted had been exercised.

During the three months ended March 31, 2005, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 70%; expected life of 1-5 years; and no expected dividends.

During the year ended December 31, 2004, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 77% to 137%; expected life of 1-5 years; and no expected dividends.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2004	10,650,000	$.42
Granted during 2004	8,063,400.29
Expired during 2004	(1,000,000)	.40
Exercised during 2004	(2,913,400)	.01

Options outstanding and exercisable at December 31, 2004	14,800,000.38
Granted during three months ended March 31, 2005	1,028,200.21
Exercised during three months ended March 31, 2005	(444,800)	.01

Options outstanding and exercisable at March 31, 2005	15,383,400	$.38

Weighted average fair value of options granted during the	$0.40
three months ended March 31, 2005

There is no formal stock option plan in place. Stock options are issued as deemed appropriate by management for consulting services.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

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

NOTE 11 – SUBSEQUENT EVENTS

On May 1, 2005, the Company entered into an employment agreement with an officer of the company with the title of senior vice president of communications and corporate development. The term is two years (renewable by mutual consent for one-year extensions). The annual salary is $150,000 with a signing bonus of 800,000 options at $0.01 vesting over two years.

On April 25, 2005 the Company completed the sale of 625,000 shares of common stock and warrants to purchase an additional 500,000 shares at a price of $0.50 per share that are exercisable for a term of 2 years to General Global Ventures, LLC, a Delaware limited liability company, for $200,000. The shares and warrants were issued under a securities purchase agreement, which further provides that General Global Ventures may purchase up to an additional 2,656,250 shares of common stock and 2,125,000 warrants on or before May 31, 2005 at an additional total purchase price of $850,000. The Company granted General Global Ventures certain “piggy-back” registration rights to include the shares in future registration statements files by the Company under the Securities Act of 1933.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
March 31, 2005

On the occurrence of either authorization by the FDA to conduct a human clinical trial or authorization by a foreign regulatory agency permitting a human clinical trial in the Caribbean, Central America (including Mexico), and South America, the securities purchase agreement grants to General Global Ventures the option of investing in any business entity formed by the Company for distribution of the Company’s product, VGV-1, in the Caribbean, Central America (including Mexico), and South America.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Background

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

At the core of our technology is Thymus Nuclear Protein or “TNP” – a processed extract of mammalian thymus tissue. Our lead drug candidate, based on TNP, is a treatment for HIV and AIDS called VGV-1 which we have studied in 4 human clinical trials outside of the United States for safety and efficacy in reducing HIV viral load. A fifth clinical trial of VGV-1, designated a Phase III study by the South African Medicines Control Council, is now in progress in South Africa, and recently completed enrollment of 137 patients. During our 4 completed trials, we have not observed any significant adverse effects related to VGV-1 by physical exam, subjective complaints from patients, or routine blood work. Based on blood tests of the principal indicators of HIV infection, including PCR (Polymerase Chain Reaction – which detects HIV genetic material) and PBMC (Peripheral Blood Mononuclear Cell – which detects living HIV in the blood) viral load assays, there was a marked decrease in HIV viral load in over half of the subjects tested. This decrease sustained through the post-treatment follow-up evaluation periods of up to 9 months.

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

This strategy resulted in the Company completing 4 human clinical trials of VGV-1 outside the United States, and most recently a 34-patient prospective study in the People’s Republic of China. We have now completed enrollment of a fifth human clinical trial of VGV-1 in the Republic of South Africa, a Phase III study of 137 patients. The last follow-up for this study is scheduled for the last calendar quarter of 2005. We expect final data summaries shortly thereafter. The trial is a double-blind, placebo-controlled study examining VGV-1‘s safety and efficacy with respect to viral load and other markers in Stage CDC-2 HIV-infected subjects.

In 2004, we announced the results of the prospective study of 34 patients treated with VGV-1 that was conducted at Ditan Hospital in Beijing, China, in 2003. In January 2004 we submitted an application to the Chinese State Food and Drug Administration (“SFDA”) requesting permission to import VGV-1 for the treatment of late-stage AIDS patients in China (the “Import Application”). This application remains open and under review, pending our delivery to the SFDA of manufacturing-related documentation and certain long-term toxicity data. We continue to pursue commercial approval of VGV-1 in China.

Also during 2004, HIV and AIDS Review published a summary report written by the principal investigators of our prospective study of VGV-1 that was conducted at IMSS Hospital 25 in Monterrey, Mexico in 1999-2000.

Contemporaneously with our efforts to study VGV-1 under an IND, we plan to continue to seek commercial registration in China and South Africa, where we are in advanced stages of clinical development and where we believe the demand for VGV-1 will be strongest. We have suspended all activity in Mexico indefinitely.

In December 2004, we entered into a Distribution Management Agreement with Timothy & Thomas LLC, (“T&T”). The Distribution Agreement grants to T&T the exclusive right to establish, appoint, and manage distribution and sub-distribution of all Viral Genetics products that are used or useful for the prevention or treatment of HIV and/or AIDS in continental Africa and certain island nations off the coast of Africa. The term of the Distribution Agreement is 20 years. In consideration for these rights, T&T made a payment of $650,000 in cash to Viral Genetics, surrendered for cancellation a convertible debenture in the principal amount of $200,000 originally issued in the name of Thomas Little, and agreed to pay the expenses incurred to complete the on-going clinical trial of VGV-1 in South Africa up to a maximum amount beyond which we are required to pay for 50% of all expenses. Additional expenses related to the establishment of distribution in Africa over and above the South African clinical trial will also be shared by T&T and the Company.

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

The human clinical trial we are now conducting in South Africa was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It is a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects. This study will examine subjects with CD4+ counts of 250-500 at 7 test centers throughout South Africa and is designated by the MCC as a “Phase III study”. We have now completed enrollment of 137 subjects. The primary endpoint for the study is the decrease in viral load as measured by PCR-RNA assay. Other endpoints include CD4+ counts and PBMC culture assays. Patients will receive 16 intra-muscular injections over a 51-day period, and will be followed up post-treatment to day 240. Therefore, unless the protocol is amended, which we do not expect, we anticipate completion of all follow up testing and receipt of data by the fourth calendar quarter of 2005. The study is being administered by Virtus Clinical Development Services, a leading South African contract research organization. The study also includes extensive immunological assays designed to detect a potential immune response associated with VGV-1 in an effort to further advance our understanding of its mechanism of action.

If the South African trial is successful, we intend to support an application to seek registration of VGV-1 in South Africa in 2006.

Our management team consists of 2 executive officers and 1 senior manager, who are supported by a team of 7 employees and consultants. The management team is advised by a Scientific and Medical Advisory Board composed of physicians, scientists, and consultants with substantial experience in the areas of HIV treatment, drug development, public health issues, clinical trials, immunology and biochemistry. Due to our limited working capital, we remunerate several individuals who consult to the Company and/or who are members of our Scientific and Medical Advisory Board in whole or in part with below-market stock options and/or stock. It is our intent to implement a primarily cash-based compensation structure as financing allows, however until such time as we have sufficient resources we will continue to used such options or stock as remuneration for services rendered.

The Company leases two adjacent facilities located at 1321 and 1291 Mountain View Circle in Azusa, California that house its corporate offices and a temporary preclinical production facility. The Company has begun construction of a permanent manufacturing and research facility at 1321 Mountain View Circle suitable for clinical development and early market-entry. We anticipate completion of the facility renovations in 2005 at which time the facility will be capable of supporting cGMP manufacture of VGV-1 for clinical trial purposes although to produce larger quantities of VGV-1 we will be required to add additional manufacturing equipment. We require the completion of the facility to cGMP standards in order to support clinical trials in the USA, as well as to support commercial approval in China and South Africa. The adjacent 1291 facility is expected to be used for research and development, additional office space, and a quality control laboratory.

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

On June 30, 2004, the Company, VGI and TGI entered into an Agreement and Plan of Merger whereby TGI would be merged with our California subsidiary Viral Genetics, Inc., which was the surviving corporation. On September 20, 2004 we filed documents with the state of California for the purpose of closing and effecting this merger. This had the effect of terminating our obligation to repay any indebtedness related to the Note or issue any securities under the Debt Restructuring Agreement dated May 22, 2003, between the Company and TGI The effect of this transaction was to convert the pre-existing debt obligation of $7.4 million of the Company to TGI, including accrued interest, to equity represented by the common stock and warrants of the Company. This decreased the Company’s liabilities and increased the Company’s equity by a corresponding amount. At the time of the transaction the sole asset of TGI was the Company’s convertible note.

From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations (the “Founders’ Notes”). In May 2003, the principal and accrued interest of the Founders’ Notes were restructured such that the due date of repayment was extended to May 22, 2008. It was also agreed that the holders of the Founders’ Notes could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years. On August 5, 2004, the Founders’ Notes were assigned to Best Investment, Inc., a corporation of which Haig Keledjian, an officer and director, is the sole officer and director. As of March 31, 2005, the total principal and accrued interest on the Founder’s Notes was $2,037,388. If exchanged pursuant to the foregoing terms, the Company would issue to the holders of the Founder’s Notes 6,791,293 shares and 6,791,293warrants.

At March 31, 2005, we had $737,415 of current assets, current liabilities of $542,977, and long-term liabilities of $1,943,605. We estimate that we will need to fund approximately $500,000 of research and development costs in the United States, $150,000 of patent work, $500,000 of administrative expenses and product manufacturing costs, and $850,000 of renovation expenses during 2005. Further, for our South African clinical trial, we will require an additional approximately $450,000 in capital. We are seeking debt and equity financing to fund our operations over the next 12 months.

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

Item 3. Controls and Procedures

As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 5. Other Information

Effective May 1, 2005 the Company engaged Monica Ord, a consultant to the Company in the past, as its Senior Vice President of Communications and Corporate Development. Pursuant to the employment agreement with Ms. Ord, she is employed for a term of two years (renewable by mutual consent for one-year extensions). Her annual salary is $150,000 and she received a in the form of options to buy 800,000 shares of the Company’s common stock at an exercise price of $0.01 that vest over a period of two years. Ms. Ord is also entitled to receive performance bonuses payable in cash, stock, or a combination thereof (at the Company’s election) upon achieving specific Company milestones established by the Board, and to participate in Company insurance, benefit, and option plans that are available to the Company’s other employees.

Item 6. Exhibits

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRAL GENETICS, INC.

Date: May 12, 2005	By:	/s/ Haig Keledjian
Haig Keledjian Chief Executive Officer Chief Financial Officer