Form 10QSB
period 2005-06-30
VIRAL GENETICS INC /DE/
filed 2005-08-23
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of June 30, 2005 there were 92,624,046 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB

VIRAL GENETICS, INC.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$89,573	$1,402,169
Total Current Assets	89,573	1,402,169
PROPERTY AND EQUIPMENT, NET	828,558	135,552
OTHER ASSETS
Deposits	42,940	42,940
Goodwill and patents	5,140,976	5,206,052
Total Other Assets	5,183,916	5,248,992
TOTAL ASSETS	$6,102,047	$6,786,713
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$628,246	$281,483
Accrued wages payable	140,500	75,000
Accrued interest	18,663	212,938
Total Current Liabilities	787,409	569,421
LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,943,605	1,943,605
Total Long-term Liabilities	1,943,605	1,943,605
TOTAL LIABILITIES	2,731,014	2,513,026
COMMITMENTS AND CONTINGENCIES	--	--
STOCKHOLDERS' EQUITY
Preferred stock, 20,000,000 shares authorized,
$0.0001 par value; no shares issued and outstanding	--	--
Common stock, 250,000,000 shares authorized,
$0.0001 par value; 92,624,046 and 90,117,246
issued and outstanding, respectively	9,262	9,012
Additional paid-in capital	19,425,496	18,558,348
Common stock warrants	3,564,483	3,501,483
Common stock options	4,243,766	3,750,250
Deficit accumulated during development stage	(23,871,974)	(21,545,406)
Total Stockholders' Equity	3,371,033	4,273,687
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,102,047	$6,786,713

The accompanying condensed notes are an integral part of these financial statements
3

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,		From July 11, 1995 (Inception) to June 30,
	2005	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$--	$--	$--	$--	$347,750

EXPENSES
Research and development	29,216	64,408	187,280	189,003	6,951,427
Management salaries	287,059	1,691,875	324,559	1,763,750	2,748,504
Depreciation &amortization expenses	80,152	11,052	95,997	21,555	312,707
Legal and professional	36,977	34,027	117,339	92,722	718,425
Consulting fees	433,177	1,548,560	974,749	2,713,615	7,864,668
Joint venture costs	90,000	42,300	90,000	70,800	385,690
General and administrative expenses	150,835	126,309	466,291	328,734	3,150,004
Total Expenses	1,107,416	3,518,531	2,256,215	5,180,179	22,131,425
LOSS FROM OPERATIONS	(1,107,416)	(3,518,531)	(2,256,215)	(5,180,179)	(21,783,675)
OTHER INCOME (EXPENSE)
Sale of distribution rights	--	934,966	--	934,966	1,309,966
Interest income	--	338	2,396	768	4,547
Interest expense	(35,616)	(105,721)	(72,749)	(220,832)	(3,402,812)
Total Other Income (Expense)	(35,616)	829,583	(70,353)	714,902	(2,088,299)
LOSS BEFORE INCOME TAXES	(1,143,032)	(2,688,948)	(2,326,568)	(4,465,277)	(23,871,974)
INCOME TAXES	--	--	--	--	--

NET LOSS	$(1,143,032)	$(2,688,948)	$(2,326,568)	$(4,465,277)	$(23,871,974)

NET LOSS FROM OPERATIONS
PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.05)	$(0.03)	$(0.09)	--

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	91,525,517	52,038,053	90,976,248	50,504,828	--

The accompanying condensed notes are an integral part of these financial statements
4

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30,	From July 11 1995 (Inception) to June 30,
2005 (Unaudited)	2004 (Unaudited)	2005 Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,326,568)	$(4,465,277)	$(23,871,974)
Depreciation & amortization	95,997	21,255	312,707
Non-cash operating expenses	--	--	144,901
Non-cash income	--	(409,966)	--
Issuance of common stock for services	140,000	415,187	3,277,510
Issuance of common stock for finders fee	--	--	450,000
Options and warrants issued for services	991,148	3,054,400	7,045,569
Options exercised for services	--	--	2,500
Warrants exercised for services	--	--	12,500
Issuance of common stock for expenses paid by third party	--	--	593,947
Issuance of common stock for settlement agreement	--	835,000	835,000
Issuance of stock for interest	--	--	1,256,135
Notes payable issued for expenses	--	2,333	907,349
Expenses paid with notes payable	--	(43)	(10,043)
Notes payable converted to accrued wages	--	--	(25,000)
Increase (decrease) in accrued interest	(194,275)	187,228	18,663
Increase (decrease) in accounts payable	346,763	14,753	628,245
Increase (decrease) in accrued wages payable	65,500	220,000	140,500
Net cash used in operations	(881,435)	(125,130)	(8,281,491)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements	(712,697)	--	(791,662)
Increase in deposits	--	(165,265)	(42,940)
Acquisition of equipment	(11,230)	(13,461)	(323,928)
Increase in patent	--	--	(5,206,051)
Net cash provided by (used in) investing activities	(723,927)	(178,726)	(6,364,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	--	39,980	9,178,956
Payments on notes payable	--	(178,215)	(1,044,980)
Proceeds from exercise of options and warrants	12,766	12,250	64,400
Proceeds from sale of common stock and warrants	280,000	477,349	6,447,696
Net cash provided by financing activities	292,766	351,364	14,646,072
Change in cash	(1,312,596)	47,508	--
Cash and cash equivalents, beginning of period	1,402,169	265,207	--
Cash and cash equivalents, end of period	$89,573	$312,715	$--
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$72,749	$23,175	$171,734
Income taxes paid	$--	$--	$--
NON-CASH TRANSACTIONS:
Issuance of common stock for services	$140,000	$415,187	$3,277,510
Issuance of common stockfor settlement agreement	$--	$835,000	$835,000
Options and warrants issued for services	$991,148	$3,054,400	$7,445,108
Options and warrants exercised for services	$--	$--	$15,000
Non-cash operating expenses	$--	$--	$144,901
Issuance of common stock for debt paid by third party	$--	$--	$593,947
Issuance of common stock for debt and interest	$--	$20,000	$8,255,471
Notes payable issued for services	$--	$2,333	$147,155
Notes payable issued for expenses	$--	$(43)	$10,043
Notes payables issued for accrued wages	$--	$--	$25,000
Issuance of common stock for finders fee	$--	$--	$450,000

The accompanying condensed notes are an integral part of these financial statements
5

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Viral Genetics, Inc., a Delaware corporation, (“the Company”) was incorporated on June 8, 1998. On October 1, 2001, the Company acquired Viral Genetics, Inc., a California corporation, as a subsidiary through an exchange of stock. At the time of the acquisition, the Company changed its name to Viral Genetics, Inc., and for financial reporting purposes the California corporation was deemed to be the acquiring company. The Company’s financial statements after the acquisition are those of the consolidated activities of the Company and its subsidiaries.

The Company’s subsidiary, Viral Genetics, Inc., a California corporation, was formed on July 11, 1995 for the purpose of researching and developing a protein-based therapeutic and diagnostic product with applications in infectious disease, autoimmune conditions, and immunological deficiency. The Company is in the development stage and its year-end is December 31. As of September 30, 2004, the Company’s California subsidiary merged with Therapeutic Genetic, Inc., a California corporation. See Note 10.

The Company owns 100% of a Chinese subsidiary called Viral Genetics Beijing, Ltd. which was organized for prospective operations in China. At this time, the office in China has a president and two full-time employees working on regulatory related activity seeking registration for the Company’s HIV/AIDS product. There is no financial activity in this office other than monthly stipends sent from the U.S. company to cover certain expenses, which are included in the reported operating expenses of Viral Genetics, Inc. The Company established a subsidiary in South Africa in 2003 which was subsequently sold in May 2004. See Note 4.

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there was approximately 59,806,213 of common stock equivalents outstanding at June 30, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $23,871,974 through June 30, 2005. The Company is currently in need of funds to continue its research and development goals. The Company has limited working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

June 30, 2005

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

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

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2005	December 31, 2004

Equipment	$ 273,720	$ 273,298
Leasehold improvements	867,547	78,965
less accumulated depreciation	(312,709)	(216,711)
	$ 828,558	$ 135,552

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the six months ended June 30, 2005 and 2004 was $95,997 and $-21,555, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subject to future claims resulting from the sale and use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of June 30, 2005, the Company has acquired product liability insurance for its drug candidate products.

Consulting Agreements

During the three months ended June 30, 2005, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 9 regarding stock options.) As of June 30, 2005, the Company had six individuals engaged under such agreements, receiving options for every three months of service; and three individuals or firms receiving options for every month of service.

Employment Agreements

On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

Total lease commitments for the subsequent years ended December 31 are as follows:

2005	$ 149,616
2006	$ 149,616
2007	$ 149,616
2008	$ 77,400
2009	$ 51,600

NOTE 5 – COMMON STOCK

In June 2005, the Company issued 390,800 shares to four consultants for cash of $3,980 and services valued at $85,904.

In May 2005, the Company issued 197,200 shares to two consultants and two equipment vendors for cash of $1,972 and services valued at $39,440.

In April 2005, the Company issued 199,000 shares to two consultants for cash of $1,990 and services valued at $53,730; and 100,000 shares to a consultant for services valued at $28,000.

On April 25, 2005, the Company completed the sale of 625,000 shares of common stock and warrants to purchase an additional 500,000 shares at a price of $0.50 per share that are exercisable for a term of two years to General Global Ventures, LLC, a Delaware limited liability company, for $200,000. On June 29, 2005, the Company completed the sale of 250,000 additional shares of common stock and warrants to purchase an additional 200,000 shares at a price of $0.50 per share that are exercisable for a term of two years to General Global Ventures, LLC. The shares and warrants were issued under a securities purchase agreement, which further provided that General Global Ventures could purchase up to an additional 2,656,250 shares of common stock and 2,125,000 warrants on or before May 31, 2005 at an additional total purchase price of $850,000. The securities purchase agreement is now expired. The Company granted General Global Ventures certain “piggy-back” registration rights to include the shares in future registration statements files by the Company under the Securities Act of 1933.

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

June 30, 2005

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

NOTE 6 –- INCOME TAXES

At June 30, 2005, the Company had net deferred tax assets of approximately $5,411,938 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2005 and December 31, 2004.

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

The significant components of the deferred tax asset at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Net operating loss carryforward before adjustments	$ 23,871,974	$ 21,545,406
Section 197 amortization of patents	86,767	347,070
Tax over book depreciation	10,624	32,395
Options/warrants issued for expenses (not deductible)	(6,860,716)	(6,453,960)
Net operating loss carryforward	15,917,716	$ 15,470,911

Deferred tax asset	5,441,938	$ 5,260,110
Deferred tax asset valuation allowance	(5,441,938)	$ (5,260,110)

At June 30, 2005, the Company has utilizable net operating loss carryforwards of approximately $23,871,974, which expire in the years 2015 through 2024. The Company recognized approximately $1,131,148 and $3,892,960 of losses from issuance of restricted common stock and stock options for services in the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2004 to June 30, 2005 was $181,828.

NOTE 7 – NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At June 30, 2005 and December 31, 2004, the Company’s obligations include the following:

	June 30, 2005	December 31, 2004

Convertible related party notes payable	$ 1,943,605	$ 1,943,605
Accrued interest on notes payable	18,663	212,938
Total	$ 1,962,268	$ 2,156,543

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

NOTE 8 – COMMON STOCK WARRANTS

During the three months ended June 30, 2005, the Company granted 700,000 warrants to an investor in connection with a private placement of 875,000 shares of common stock for $280,000 cash.

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

The following is a summary of stock warrants activity:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Warrants outstanding at December 31, 2003	800,880	$0.20
Granted during 2004	28,775,246	0.49
Exercised during 2004	(350,000)	0.05
Warrants outstanding and exercisable at December 31, 2004	29,226,126	0.49

Granted during 2005	700,000	0.50
Exercised during six months ended June 30, 2005	-	-
Warrants outstanding and exercisable at June 30, 2005	29,926,126	$0.48

NOTE 9 – COMMON STOCK OPTIONS

During the three months ended June 30, 2005, the Company granted 980,000 options under various consulting or advising services agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every month or three months of service until the termination of the individual agreements, although the current period included options that had previously vested but were not issued. At June 30, 2005, 715,000 of the options granted had been exercised. Also during the three months ended June 30, 2005, the Company granted 800,000 options under an Employment Agreement at an exercise price of $0.01, which vest in eight quarterly increments of 100,000 from July 31, 2005 to April 30, 2007; and 100,000 options to a Director of the Company at an exercise price of $0.25 which vests in two increments of 50,000 on the six month and twelve month anniversary of the issuance.

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

During the three months ended June 30, 2004, the Company granted 650,000 options under various consulting or advising services agreements at exercise price of $0.01. These options are granted at varying rates per consultant or advisor for every three months of service until the termination of the individual agreements. The options are valid until

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

two years following termination of the consultant or advisor or May 31, 2008, whichever is sooner. At March 31, 2005, 475,000 of the options granted had been exercised. Also during this period, the Company issued 1,800,000 options to Mr. Haig Keledjian and Mr. Harry Zhabilov Jr.pursuant to each officer’s Employment Agreement (more fully described in Note 4). These options are at exercise prices of $0.45 and are exercisable until two years following termination of the officer of May 31, 2008, whichever is sooner. The Company also issued 1,000,000 options to a company in conjunction with a cancelled distribution agreement exercisable at $0.40 per share and valid until December 31, 2004. These options expired unexercised.

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

During the three months ended June 30, 2005, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of -%; volatility of -%; expected life of - years; and no expected dividends.

During the year ended December 31, 2004, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 77% to 137%; expected life of 1-5 years; and no expected dividends.

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2004	10,650,000.42
Granted during 2004	8,063,400.29
Expired during 2004	(1,000,000)	.40
Exercised during 2004	(2,913,400)	.01
Options outstanding and exercisable at December 31, 2004	14,800,000.38
Granted during six months ended June 30, 2005	2,908,200.09
Exercised during six months ended June 30, 2005 Options outstanding and exercisable at June 30, 2005	2,297,800.01

	15,410,400
Weighted average fair value of options granted during the six months ended June 30, 2005	.09

VIRAL GENETICS, INC.

(A Development Stage Company)

Condensed Notes to the Financial Statements

June 30, 2005

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

This transaction had the effect of reducing the Company’s long-term debt and accrued interest liabilities by $7,504,274 with a corresponding increase in common stock, common stock warrants, and additional paid-in-capital. In the transaction, a note in the amount of $7,504,274 owed to TGI from the Company was acquired and eliminated in the consolidation entries of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Background

Viral Genetics, Inc. (“Viral Genetics” or the “Company”) is a drug discovery and development company developing products based on its Thymus Nuclear Protein compound aimed primarily at the treatment of infectious disease, and in particular HIV infection and AIDS. The Company’s research interests also include autoimmune diseases and immunological deficiency. If we are successful in our development efforts, our corporate strategy is to partner with third parties through licensing, joint venture, or other arrangements to effect commercial manufacture, marketing and/or distribution. The Company is in the development stage, and currently has no revenues.

At the core of our technology is Thymus Nuclear Protein or “TNP” – a processed extract of mammalian thymus tissue. Our lead drug candidate, based on TNP, is a treatment for HIV and AIDS called VGV-1 which we have studied in 4 human clinical trials outside of the United States for safety and efficacy in reducing HIV viral load. A fifth clinical trial of VGV-1, designated a Phase III study by the South African Medicines Control Council, is now in progress in South Africa, and recently completed the treatment phase for all 137 patients. During our 4 completed trials, we have not observed any significant adverse effects related to VGV-1 by physical exam, subjective complaints from patients, or routine blood work. Based on blood tests of the principal indicators of HIV infection, including PCR (Polymerase Chain Reaction – which detects HIV genetic material) and PBMC (Peripheral Blood Mononuclear Cell – which detects living HIV in the peripheral blood) viral load assays, there was a marked decrease in HIV viral load in over half of the subjects tested. This decrease sustained through the post-treatment follow-up evaluation periods of up to 9 months.

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

VGV-1 is in the preclinical stage of development in the USA, where we recently requested a pre-IND consultation with the United States Food and Drug Administration (FDA) for VGV-1 in anticipation of filing an Investigational New Drug application (“IND”) We plan to continue to seek commercial registration of VGV-1 in South Africa and China, but our current primary clinical development goal is to begin human clinical trials of VGV-1 under an IND in the United States.

We are working through various testing related to VGV-1’s mechanism of action and characterization that we believe is necessary to complete and enhance an IND application. Although it is not strictly required for safety evaluation, this data would further support our request to begin human trials in the USA. Further to this, in August 2005 we established a research and development lab at the Torrey Pines Institute for Molecular Studies and hired a full-time research scientist to carry out studies related to mechanism of action, as well as other potential uses of the TNP compound.

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

Also during 2004, HIV and AIDS Review published a summary report written by the principal investigators of our prospective study of VGV-1 that was conducted at IMSS Hospital 25 in Monterrey, Mexico in 1999-2000. We have suspended all clinical development activity in Mexico, as we believe our resources are better allocated elsewhere.

Contemporaneously with our efforts to study VGV-1 under an IND, we plan to continue to seek commercial registration in China and South Africa, where we are in advanced stages of clinical development and where we believe the demand for VGV-1 will be strongest.

In December 2004, we entered into a Distribution Management Agreement with Timothy & Thomas LLC, (“T&T”). The Distribution Agreement grants to T&T the exclusive right to establish, appoint, and manage distribution and sub-distribution of all Viral Genetics products that are used or useful for the prevention or treatment of HIV and/or AIDS in continental Africa and certain island nations off the coast of Africa. The term of the Distribution Agreement is 20 years. In consideration of these rights, T&T made a payment of $650,000 in cash to Viral Genetics, surrendered for cancellation a convertible debenture in the principal amount of $200,000 originally issued in the name of Thomas Little, and agreed to pay the expenses incurred to complete the on-going clinical trial of VGV-1 in South Africa up to a maximum amount beyond which we are required to pay for 50% of all expenses. Additional expenses related to the establishment of distribution in Africa over and above the South African clinical trial will also be shared by T&T and the Company.

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

The human clinical trial we are now conducting in South Africa was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It is a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects. This study will examine subjects with CD4+ counts of 250-500 at 7 test centers throughout South Africa and is designated by the MCC as a “Phase III study”. We have now completed enrollment of 137 subjects. The primary efficacy endpoint for the study is the decrease in viral load as measured by PCR-RNA assay. Secondary efficacy endpoints include stabilization or improvement in quality of life, and viral load by PBMC culture assays. Patients will receive 16 intra-muscular injections over a 51-day period, and will be followed up post-treatment to day 240. Therefore, unless the protocol is amended, which we do not expect, we anticipate completion of all follow up testing and receipt of data by the fourth calendar quarter of 2005. The study is being administered by Virtus Clinical Development Services, a leading South African contract research organization. The study also includes extensive immunological assays designed to detect a potential immune response associated with VGV-1 in an effort to further advance our understanding of its mechanism of action and other potential uses of the TNP compound.

If the South African trial is successful, we intend to support an application to seek registration of VGV-1 in South Africa in 2006.

An interim safety analysis will be conducted after August to assess the safety of treatment with VGV-1.

Our management team consists of 3 executive officers and 1 senior manager, who are supported by a team of 7 employees and consultants. The management team is advised by a Scientific and Medical Advisory Board composed of physicians, scientists, and consultants with substantial experience in the areas of HIV treatment, drug development, public health issues, clinical trials, immunology and biochemistry. Due to our limited working capital, we remunerate several individuals who consult to the Company and/or who are members of our Scientific and Medical Advisory Board in whole or in part with below-market stock options and/or shares of common stock. It is our intent to implement a primarily cash-based compensation structure as financing allows, however until such time as we have sufficient resources we will continue to use such options or stock as remuneration for services rendered.

The Company leases two adjacent facilities located at 1321 and 1291 Mountain View Circle in Azusa, California that house its corporate offices and a temporary preclinical production facility. The Company has also completed construction of its permanent clinical development and early market-entry facility at 1321 Mountain View Circle . Upon the installation of our existing equipment, the facility will be capable of supporting cGMP manufacture of VGV-1 for clinical trial purposes although to produce larger quantities of VGV-1 – including for commercioal manufactuer – we will be required to add additional manufacturing equipment. We require the completion of the facility to cGMP standards in order to support clinical trials in the USA, as well as to support commercial approval in China and South Africa. The adjacent 1291 facility is expected to be used for research and development, additional office space, and a quality control laboratory.

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

From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations (the “Founders’ Notes”). In May 2003, the principal and accrued interest of the Founders’ Notes were restructured such that the due date of repayment was extended to May 22, 2008. It was also agreed that the holders of the Founders’ Notes could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years. On August 5, 2004, the Founders’ Notes were assigned to Best Investment, Inc., a corporation of which Haig Keledjian, an officer and director, is the sole officer and director. As of June 30, 2005, the total principal and accrued interest on the Founder’s Notes was $1,962,268. If exchanged pursuant to the foregoing terms, the Company would issue to the holders of the Founder’s Notes 6,540,893 shares and 6,540,893 warrants.

At June 30, 2005, we had $89,573of current assets, current liabilities of $787,409, and long-term liabilities of $1,943,605. We estimate that we will need to fund approximately $500,000 of research and development costs in the United States, $150,000 of patent work, $500,000 of administrative expenses and product manufacturing costs, and $850,000 of renovation expenses during 2005. Further, for our South African clinical trial, we will require an additional approximately $450,000 in capital. We are seeking debt and equity financing to fund our operations over the next 12 months.

The Company was incorporated under the laws of the state of Delaware on June 8, 1998, and in October 2001 acquired its subsidiary, Viral Genetics, Inc., a California corporation formed in 1995 (“VGI”).

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 3. Controls and Procedures

As of June 30, 2005 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2005, the Company issued 390,800 shares to four consultants for cash of $3,980 and services valued at $______. The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 on the basis of the pre-existing relationship of these persons with the Company and their sophistication.

Item 6. Exhibits

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRAL GENETICS, INC.

Date: August 22, 2005	By:	/s/ Haig Keledjian
Haig Keledjian Chief Executive Officer Chief Financial Officer