Form 10QSB
period 2005-09-30
VIRAL GENETICS INC /DE/
filed 2005-11-29
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of September 30, 2005 there were 92,624,046 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X  ]

FORM 10-QSB

VIRAL GENETICS, INC.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$1,000	$1,402,169

Total Current Assets	1,000	1,402,169

PROPERTY AND EQUIPMENT, NET	813,097	135,552

OTHER ASSETS
Deposits	42,940	42,940
Goodwill and patents	5,075,900	5,206,052

Total Other Assets	5,118,840	5,248,992

TOTAL ASSETS	$5,932,937	$6,786,713

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$628,246	$281,483
Accrued wages payable	140,500	75,000
Drafts in excess of bank balances	42,482	--
Other investor deposits	70,000	--
Accrued interest	44,544	212,938

Total Current Liabilities	925,772	569,421

LONG-TERM LIABILITIES
Convertible notes payable, related parties	2,133,196	1,943,605

Total Long-term Liabilities	2,133,196	1,943,605

TOTAL LIABILITIES	3,058,968	2,513,026

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, 20,000,000 shares authorized,
$0.0001 par value; no shares issued and outstanding		--
Common stock, 250,000,000 shares authorized,
$0.0001 par value; 92,962,046 and 90,117,246
issued and outstanding, respectively	9,296	9,012
Additional paid-in capital	19,502,926	18,558,348
Common stock warrants	3,564,483	3,501,483
Common stock options	4,310,206	3,750,250
Deficit accumulated during development stage	(24,512,942)	(21,545,406)

Total Stockholders' Equity	2,873,969	4,273,687

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,932,937	$6,786,713

The accompanying condensed notes are
an integral part of these financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		From July 11, 1995 (Inception) to September 30,
	2005	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$--	$--	$--	$--	$347,750

EXPENSES
Research and development	111,280	41,145	298,560	230,148	7,062,707
Management salaries	86,867	57,500	411,426	1,821,250	2,835,371
Amortization and depreciation expense	80,152	11,602	176,149	33,157	392,859
Legal and professional	9,250	56,684	126,589	149,406	727,675
Consulting fees	207,920	549,154	1,182,669	3,262,769	8,072,588
Joint venture costs	--	190	90,000	70,990	385,690
General and administrative expenses	111,529	252,358	577,820	581,092	3,261,533

Total Expenses	606,998	968,633	2,863,213	6,148,812	22,738,423

LOSS FROM OPERATIONS	(606,998)	(968,633)	(2,863,213)	(6,148,812)	(22,390,673)
OTHER INCOME (EXPENSE)
Sale of distribution rights	--	125,000	--	1,059,966	1,309,966
Interest income	--	408	2,396	1,176	4,547
Interest expense	(33,970)	(102,684)	(106,719)	(323,516)	(3,436,782)

Total Other Income (Expense)	(33,970)	22,724	(104,323)	737,626	(2,122,269)
LOSS BEFORE INCOME TAXES	(640,968)	(945,909)	(2,967,536)	(5,411,186)	(24,512,942)
INCOME TAXES	--	--	--	--	--

NET LOSS	$(640,968)	$(945,909)	$(2,967,536)	$(5,411,186	$(24,512,942)

NET LOSS FROM OPERATIONS
PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$0.02	$(0.03)	$0.10

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	92,793,046	53,420,982	91,539,646	51,937,856

The accompanying condensed notes are
an integral part of these financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE ENTERPRISE
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		From July 11 1995 (Inception) to September 30,
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,967,536)	$(5,411,186)	$(24,512,942)
Amortization and depreciation	176,149	33,157	392,859
Non-cash operating expenses	--	--	144,901
Non-cash income	--	(409,966)	(309,966)
Issuance of common stock for services	140,000	415,187	3,277,510
Issuance of common stock for finders fee	--	--	450,000
Options and warrants issued for services	1,131,672	3,564,424	7,585,632
Options exercised for services	--	--	2,500
Warrants exercised for services	--	--	12,500
Issuance of common stock for expenses paid by third party	--	--	593,947
Issuance of common stock for settlement agreement	--	835,000	835,000
Issuance of stock for interest	--	1,254,213	1,256,135
Notes payable issued for expenses	--	2,333	907,349
Expenses paid with notes payable	--	(43)	(10,043)
Notes payable converted to accrued wages	--	--	(25,000)
Increase (decrease) in accrued interest	(168,394)	(1,009,863)	44,544
Increase (decrease) in accounts payable	346,763	20,237	628,245
Increase in investor deposits	70,000	--	70,000
Increase (decrease) in accrued wages payable	65,500	295,000	140,500

Net cash used in operations	(1,205,846)	(411,507)	(8,516,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements	(712,697)	--	(791,662)
Increase in deposits	--	(41,090)	(42,940)
Acquisition of equipment	(11,230)	(34,117)	(323,928)

Net cash provided by (used in) investing activities	(723,927)	(75,207)	(1,158,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	189,976	39,980	9,368,932
Drafts in excess of bank balances	42,482	--	42,482
Payments on notes payable	--	(237,093)	(1,044,980)
Proceeds from exercise of options and warrants	16,146	17,156	67,780
Proceeds from sale of common stock	280,000	527,349	1,241,645

Net cash provided by financing activities	528,604	347,392	9,675,859

Change in cash	(1,401,169)	(139,322)	1,000
Cash and cash equivalents, beginning of period	1,402,169	265,207	--

Cash and cash equivalents, end of period	$1,000	$125,885	$1,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$8,089	$65,463	$179,823

Income taxes paid	$--	$--	$--

NON-CASH TRANSACTIONS:
Issuance of common stock for services	$140,000	$415,187	$3,277,510
Issuance of common stock for settlement agreement	$--	$835,000	$835,000
Options and warrants issued for services	$1,131,672	$3,564,424	$7,585,632
Options and warrants exercised for services	$--	$--	$15,000
Non-cash operating expenses	$--	$--	$144,901
Notes payable issued to acquire patent and goodwill	$--	$--	$5,206,051
Issuance of common stock for debt paid by third party	$--	$--	$593,947
Issuance of common stock for debt and interest	$--	$7,524,274	$8,255,471
Notes payable issued for services	$--	$2,333	$147,155
Notes payable issued for expenses	$--	$(43)	$10,043
Notes payables issued for accrued wages	$--	$--	$25,000
Issuance of common stock for finders fee	$--	$--	$450,000

The accompanying condensed notes are
an integral part of these financial statements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

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
September 30, 2005

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

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there was approximately 60,237,193 of common stock equivalents outstanding at September 30, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $24,512,942 through September 30, 2005. The Company is currently in need of funds to continue its research and development goals. The Company has limited working capital, has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

Goodwill and Patents

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetic, Inc. (hereinafter “TGI”). In completing the acquisition, the Company issued to TGI notes, which were repaid in the merger with TGI. See Note 10. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. The Company began amortizing the acquired patents and goodwill over twenty years in the second quarter of 2005 after determining the useful life of the intangibles and reclassifying them from indefinite to the current life. The Company has recognized $130,152 in amortization expense for the two quarters ending September 30, 2005.

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

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer if collectibility is reasonably assured. The Company currently has no revenues from its continuing operations.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion, or APB, No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The Company does not expect FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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
September 30, 2005

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . .. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

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

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2005	December 31, 2004
Equipment	$284,572	$273,298
Leasehold improvements	791,662
less accumulated depreciation	(263,137)	(216,711)

	$813,097	$135,552

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the nine months ended September 30, 2005 and 2004 was $45,997 and $33,157, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subject to future claims resulting from the sale and use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of September 30, 2005, the Company has acquired product liability insurance for its drug candidate products.

Consulting Agreements

During the three months ended September 30, 2005, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 9 regarding stock options.) As of September 30, 2005, the Company had six individuals engaged under such agreements, receiving options for every three months of service; and three individuals or firms receiving options for every month of service.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

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

In May and June 2004, the Company entered into several agreements with Timothy and Thomas LLC (“T  & T”) which is controlled by the holder of the $200,000 convertible debenture issued by the Company in September 2003, and Timothy W. Wright III, a former director of the Company. The agreements included the sale of the former South African subsidiary, Viral Genetics South Africa (Pty) Limited (“VGSA”), to the buyer for cash consideration of $650,000 and forgiveness of the $200,000

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

convertible debenture. In December 2004, the Company and T & T entered into an agreement which superseded previous agreements and obligated T & T to pay for the costs of the Company’s ongoing clinical trial of VGV-1 in South Africa up to a maximum threshold amount. As the exclusive distribution management partner of the Company in Africa with respect to Company’s HIV and AIDS products, T & T will secure and establish distributors in Africa, and provide management and oversight of the Company’s relationships with distributors. VGSA is the exclusive distributor of the Company’s HIV and AIDS products in South Africa.

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

NOTE 5 – COMMON STOCK

In September 2005, the Company issued 108,800 shares to two consultants for cash of $1,088 and services valued at $24,848.

In August 2005, the Company issued 210,000 shares to an officer for exercise of options for cash of $2,100 and services valued at $45,100.

In July 2005, the Company issued 19,200 shares to a consultant for cash of $192 and services valued at $4,136.

In June 2005, the Company issued 390,800 shares to four consultants for cash of $3,980 and services valued at $85,904.

In May 2005, the Company issued 197,200 shares to two consultants and two equipment vendors for cash of $1,972 and services valued at $39,440.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

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
September 30, 2005

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

NOTE 6 –- INCOME TAXES

At September 30, 2005, the Company had net deferred tax assets of approximately $5,965,000 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at September 30, 2005 and December 31, 2004.

The significant components of the deferred tax asset at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004
Net operating loss carryforward before adjustments	$24,512,942	$21,545,406
Section 197 amortization of patents	21,691	347,070
Tax over book depreciation	15,936	32,395
Options/warrants issued for expenses (not deductible)	(7,005,376)	(6,453,960)

Net operating loss carryforward	$17,545,193	$15,470,911

Deferred tax asset	$5,965,365	$5,260,110
Deferred tax asset valuation allowance	$(5,965,365)	$(5,260,110)

At September 30, 2005, the Company has utilizable net operating loss carryforwards of approximately $17,545,000, which expire in the years 2015 through 2024. The Company recognized approximately $1,132,000 and $3,892,960 of losses from issuance of restricted common stock and stock options for services in the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2004 to September 30, 2005 was $ 705,255.

NOTE 7 – NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

At September 30, 2005 and December 31, 2004, the Company’s obligations include the following:

	September 30, 2005	December 31, 2004
Convertible related party notes payable	$2,133,196	$1,943,605
Accrued interest on notes payable	44,544	212,938

Total	$2,177,740	$2,156,543

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

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

On September 30, 2003, the Company executed a convertible debenture in the amount of $200,000 with a non-related party. The terms of this note require payment due on the earlier of December 30, 2003, or the date of any event of default as defined in the agreement. However, any amount of the outstanding principal can be converted at any time at the option of the holder. On December 30, 2003, the debenture holder agreed to extend the maturity date of the debenture to July 31, 2004. The rights to this note were assigned to the Company on May 21, 2004 as part of the sale of the former South African subsidiary, and it has been effectively cancelled. See Note 4.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

The following is a summary of stock warrants activity:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2003	800,880	$0.20
Granted during 2004	28,775,246	$0.49
Exercised during 2004	(350,000)	$0.05

Warrants outstanding and exercisable at December 31, 2004	29,226,126	$0.49

Granted during nine months ended September 30, 2005	700,000	$0.50
Exercised during nine months ended September 30, 2005	--	$--

Warrants outstanding and exercisable at September 30, 2005	29,926,126	$0.48

NOTE 9 – COMMON STOCK OPTIONS

During the three months ended September 30, 2005, the Company granted 620,400 options under various consulting or advising services agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every month or three months of service until the termination of the individual agreements. At September 30, 2005, 227,600 of the options granted had been exercised.

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
September 30, 2005

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

During the three months ended September 30, 2005, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 70%; expected life of 2 years; and no expected dividends.

During the year ended December 31, 2004, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 4%; volatility of 77% to 137%; expected life of 1-5 years; and no expected dividends.

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding and exercisable at January 1, 2004	10,650,000 $	0.42
Granted during 2004	8,063,400 $	0.29
Expired during 2004	(1,000,000) $	0.40
Exercised during 2004	(2,913,400) $	0.01

Options outstanding and exercisable at December 31, 2004	14,800,000 $	0.38

Granted during nine months ended September 30, 2005	3,528,600 $	0.07
Exercised during nine months ended September 30, 2005	(2,535,800) $	0.01

Options outstanding and exercisable at September 30, 2005	15,792,800 $	0.41

Weighted average fair value of options granted during the nine
months ended September 30, 2005	$0.32

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

NOTE 11 – SUBSEQUENT EVENTS

Private Placements

On September 20, 2005, the Company received a deposit of $20,000 in cash from a private investor pursuant to a future private placement of shares of common stock and warrants, priced at $0.15 per share. Since the cash was received during the three months ending September 30, 2005, but documentation was not completed nor the shares issued, the transaction has been recorded as a deposit from investors as a current liability.

On November 18, 2005, the Company received $54,968 of cash from two private investors pursuant to a private placement of units, each composed of one share of common stock and warrants, priced at $0.18 per unit. An additional $50,000 is due from one of the investors on or before November 30, 2005. The warrants will be exercisable at a price of $0.30 per share for a period of 3 years.

Convertible Debentures

On October 18, 2005, Viral Genetics, Inc. (the “Company”) executed and delivered securities purchase agreements dated October 18, 2005 with three private investors. Under the agreements, the Company issued to the investors unsecured convertible debentures in the principal amount of $400,000 that accrue interest at the rate of 10 percent per annum. Interest is payable monthly and the principal is payable at maturity, which is on October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal, which is subject to certain anti-dilution adjustments.

The Company issued $100,000 in principal amount of the debentures to repay unsecured advances previously made to the Company in August and early October of this year, and the remainder for cash just received. Of the $100,000 previously received, $50,000 was received during the three months ending September 30, 2005 and has been recorded as a deposit from investors as a current liability.

The investors also acquired warrants to purchase a total of 2,222,222 shares of the Company’s common stock over a term of three years at an exercise price of $0.30 per share. As an accommodation to the Company, Haig Keledjian, an officer, director and principal stockholder of the Company, personally guaranteed repayment of the convertible debentures and pledged as security on his guarantees 1,777,777 shares of his Company common stock.

Each debenture holder has the right to tender the debenture for redemption before the maturity date if there is a change in control of the Company, which is defined as a sale of substantially all of the Company’s assets or a change in more than 50 percent of the voting control of the Company. Subject to certain exceptions, the Company agreed to register the shares of common stock underlying the convertible debentures and warrants under any registration statement filed by the Company to register shares to be offered for the account of the Company or other selling shareholders. One of the exceptions is that the

VIRAL GENETICS, INC.
(A Development Stage Company)
Condensed Notes to the Financial Statements
September 30, 2005

Company is not obligated to include the shares in any Registration Statement filed to register securities of the Company offered and sold in a financing transaction involving the sale of Company securities where the underwriter of the transaction or, if there is no underwriter, the Company, reasonably determines in good faith that the inclusion of the shares underlying the debentures and warrants would materially negatively affect the financing transaction.

The Company and investors have reached a verbal, non-binding understanding to the effect that the Company will sell additional convertible debentures in an amount not to exceed $200,000 in principal amount of debentures and warrants to the investors at their request made before December 15, 2005, on the same terms as the financing described in this report. The Company may accept or reject any offer by the investors to purchase additional debentures and warrants in its sole discretion for any or no reason.

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

VGV-1 is in the preclinical stage of development in the USA, where we recently requested a pre-IND consultation with the United States Food and Drug Administration (FDA) for VGV-1 in anticipation of filing an Investigational New Drug application (“IND”). We plan to continue to seek commercial registration of VGV-1 in South Africa and China, but our current primary clinical development goal is to begin human clinical trials of VGV-1 under an IND in the United States.

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

An interim safety analysis will be conducted after August to assess the safety of treatment with VGV-1. We are now awaiting the final report of this analysis. We expect to announce results related to efficacy in the first quarter of 2006.

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

The Company leases two adjacent facilities located at 1321 and 1291 Mountain View Circle in Azusa, California that house its corporate offices and a temporary preclinical production facility. The Company has also completed construction of its permanent clinical development and early market-entry facility at 1321 Mountain View Circle. Upon the installation of our existing equipment, the facility will be capable of supporting cGMP manufacture of VGV-1 for clinical trial purposes although to produce larger quantities of VGV-1 – including for commercial manufacture – we will be required to add additional manufacturing equipment. We require the completion of the facility to cGMP standards in order to support clinical trials in the USA, as well as to support commercial approval in China and South Africa. The adjacent 1291 facility is expected to be used for research and development, additional office space, and a quality control laboratory.

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

At September 30, 2005, we had $1,000 of current assets, current liabilities of $925,772, and long-term liabilities of $2,133,196. We estimate that we will need to fund approximately $500,000 of research and development costs in the United States, $150,000 of patent work, $500,000 of administrative expenses and product manufacturing costs, and $850,000 of renovation expenses during 2005. Further, for our South African clinical trial, we will require an additional approximately $450,000 in capital. We are seeking debt and equity financing to fund our operations over the next 12 months.

During the three months ended September 30, 2005, the Company had a loss from operations of $606,998 arising mostly form research and development and payments to consultants. As compared to a operating loss for the three months ended September 30, 2004 of $968,633, our losses were curtailed by over $360,000. Most of this change was in reduced payments to consultants and reduced general and administrative fees. The operating losses for the nine months ended September 30, 2005 and 2004 were $2,863,213 and $6,148,812, respectively. The most significant difference was the recognition of over $3,260,000 of consulting expenses, mostly for non-cash payments in 2004 as compared to $1,182,000 in 2005. The severe losses in 2004 were partially offset by the sale of distribution rights from which the Company recognized more than a $1,000,000 in gain as other income. The acquisition the Therapeutic Genetic, Inc. in the last quarter of 2004 has reduced the Company’s interest expense for the nine months ended September 30th from $323,516 in 2004 to $106,719 in 2005.

The Company’s net loss from cash used in operations increased to $1,205,846 for the nine months ended September 30, 2005, from the $411,507 used in prior year’s comparative period. In 2004, the Company had issued common stock to pay for more of its operating needs than it had in 2005. The Company invested cash and increased its accounts payable for the improvements contracted for its California facility, thereby increasing the nine month use of cash to $723,927 in 2005 as compared to only $75,207 in 2004. The major sources of financing cash flows for the nine month period in 2005 was proceeds from stock sales and increases in note payable borrowings.

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

Item 3.  Controls and Procedures

As of September 30, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. The registrant is a small public company with limited resources and personnel. The controls have been deemed appropriate for the Company’s environment at this time, but by there very nature will change as the Company evolves and its control environment evolves with it.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2005, the Company issued 108,800 shares to two consultants for cash of $1,088 and services valued at $24,848. In August 2005, the Company issued 210,000 shares to an officer for exercise of options for cash of $2,100 and services valued at $45,100. In July 2005, the Company issued 19,200 shares to a consultant for cash of $192 and services valued at $4,136.

On September 20, 2005, the Company received a deposit of $20,000 in cash from a private investor pursuant to a future private placement of shares of common stock and warrants, priced at $0.15 per share. Since the cash was received during the three months ending September 30, 2005, but documentation was not completed nor the shares issued, the transaction has been recorded as a deposit from investors as a current liability.

On November 18, 2005, the Company received $54,968 of cash from two private investors pursuant to a private placement of units, each composed of one share of common stock and warrants, priced at $0.18 per unit. An additional $50,000 is due from one of the investors on or before November 30, 2005. The warrants will be exercisable at a price of $0.30 per share for a period of 3 years.

Convertible Debentures

On October 18, 2005, Viral Genetics, Inc. (the “Company”) executed and delivered securities purchase agreements dated October 18, 2005 with two private investors. Under the agreements, the Company issued to the investors unsecured convertible debentures in the principal amount of $400,000 that accrue interest at the rate of 10 percent per annum. Interest is payable monthly and the principal is payable at maturity, which is on October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal, which is subject to certain anti-dilution adjustments.

The Company issued $100,000 in principal amount of the debentures to repay unsecured advances previously made to the Company in August and early October of this year, and the remainder for cash just received. Of the $100,000 previously received, $50,000 was received during the three months ending September 30, 2005 and has been recorded as a deposit from investors as a current liability.

The investors also acquired warrants to purchase a total of 2,222,222 shares of the Company’s common stock over a term of three years at an exercise price of $0.30 per share. As an accommodation to the Company, Haig Keledjian, an officer, director and principal stockholder of the Company, personally guaranteed repayment of the convertible debentures and pledged as security on his guarantees 1,777,777 shares of his Company common stock.

Each debenture holder has the right to tender the debenture for redemption before the maturity date if there is a change in control of the Company, which is defined as a sale of substantially all of the Company’s assets or a change in more than 50 percent of the voting control of the Company. Subject to certain exceptions, the Company agreed to register the shares of common stock underlying the convertible debentures and warrants under any registration statement filed by the Company to register shares to be offered for the account of the Company or other selling shareholders. One of the exceptions is that the Company is not obligated to include the shares in any Registration Statement filed to register securities of the Company offered and sold in a financing transaction involving the sale of Company securities where the underwriter of the transaction or, if there is no underwriter, the Company, reasonably determines in good faith that the inclusion of the shares underlying the debentures and warrants would materially negatively affect the financing transaction.

The Company and investors have reached a verbal, non-binding understanding to the effect that the Company will sell additional convertible debentures in an amount not to exceed $200,000 in principal amount of debentures and warrants to the investors at their request made before December 15, 2005, on the same terms as the financing described in this report. The Company may accept or reject any offer by the investors to purchase additional debentures and warrants in its sole discretion for any or no reason.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRAL GENETICS, INC.

Date: November 28, 2005	By:	/s/ Haig Keledjian
Haig Keledjian Chief Executive Officer Chief Financial Officer