Form 10KSB
period 2005-12-31
VIRAL GENETICS INC /DE/
filed 2006-04-21
CIK 1091326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

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

Check whether the Issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenue for its most recent fiscal year was: $0

The aggregate market value of the issuer’s voting stock held as of March 31, 2006 by non-affiliates of the issuer was $35,116,904.

As of March 31, 2006 the issuer had 101,201,974 shares of its common stock outstanding.

Transitional Small Business Format:    Yes  ☐    No  ☒

Documents incorporated by reference: None

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

PART I

Item 1. BUSINESS

Overview

Viral Genetics, Inc. (“Viral Genetics” or the “Company”) is a drug discovery and development company developing products based on its Thymus Nuclear Protein compound aimed primarily at the treatment of infectious disease, and in particular HIV infection and AIDS. The Company’s research interests also include autoimmune diseases, cancer and immunological deficiency. If we are successful in our development efforts, our corporate strategy is to seek out and establish strategic relationships with third parties through licensing, joint venture, or other arrangements to effect commercial manufacture, marketing and/or distribution. The Company is in the development stage, and currently has no revenues.

At the core of our technology is Thymus Nuclear Protein or “TNP” – a processed extract of mammalian thymus tissue. Our lead drug candidate is VGV-1, a suspension of TNP in adjuvant, which is a treatment for HIV and AIDS. Over the past eleven years we have conducted five human clinical trials in South Africa, China, Bulgaria and Mexico. In the trials, we have not observed any significant adverse effects related to VGV-1 by physical exam, subjective complaints from patients, or routine blood work. Based on blood tests of the principal indicators of HIV infection, we believe the results of the trials show a meaningful decrease in HIV viral load.

We also observed during these studies that some test subjects suffering from other clinical conditions reported anecdotal improvements in the symptoms of other illnesses. Consequently, we have distinguished VGV-1 as a separate drug candidate from other potential applications of the TNP technology. Over at least the next year we expect to focus our efforts and resources on advancing VGV-1 through the process for approval as a treatment for HIV and AIDS both overseas and in the United States. Consequently, we do not expect to commit meaningful resources to researching these other applications until after VGV-1 is further along in the clinical development process.

VGV-1 is in the preclinical stage of development in the USA where we have yet to formally file an IND with the FDA, and in later-stage development outside the United States. We plan to continue to seek commercial registration of VGV-1 in South Africa and China, but our current primary clinical development goal is to begin human clinical trials of VGV-1 under an IND in the United States.

The clinical trial completed in South Africa was a double-blind, placebo-controlled, randomized, multi-center study of 137 HIV positive patients treated with either VGV-1 or placebo that began enrollment in August 2004. The treatment phase of the study was concluded in May 2005, and the final collection of follow-up data on the last patients was completed in November 2005. The database is now unblinded and is being analyzed. If the results are positive following analysis, the Company will be offering VGV-1 therapy to the patients who received placebo in a “crossover” study.

Our management team consists of three executive officers and one senior manager, who are supported by a team of six full-time employees and consultants. The management team is advised by a Scientific and Medical Advisory Board composed of physicians, scientists, and consultants with substantial experience in the areas of HIV treatment, infection, drug development, public health issues, clinical trials, immunology and biochemistry.

The Company leases two adjacent facilities located at 1321 and 1291 Mountain View Circle in Azusa, California that house its corporate offices and a production facility. The 1321 Mountain View Circle facility renovations are completed and we are installing our existing equipment in the new facility. When operational, we believe the new facility will be adequate to manufacture sufficient product to meet our clinical testing and other needs for at least the nest 12 months. The adjacent 1291 facility is expected to be used for research and development, additional office space, and as a quality control laboratory.

Our Chinese subsidiary leases offices in Beijing, China, and is managed by one officer.

The Company was incorporated under the laws of the state of Delaware on June 8, 1998, and in October 2001 acquired its subsidiary, Viral Genetics, Inc., a California corporation formed in 1995 (“VGI”). In September 2004 we completed a restructuring and conversion to equity of an outstanding note payable to Therapeutic Genetic, Inc. pursuant to a merger of that company with and into VGI.

Glossary

AIDS - A severe immunological disorder caused by the retrovirus HIV, resulting in a defect in cell-mediated immune response that is manifested by increased susceptibility to opportunistic infections and to certain rare cancers, especially Kaposi’s sarcoma.

CD4+ T cells – A T-Helper cell expressing the CD4 receptor that is attacked by the HIV virus.

CDC – Center for Disease Control

FDA – The United States Food and Drug Administration

HAART – Highly-Active Anti-Retroviral Therapy is a treatment approach to HIV that employs combinations of various antiretroviral drugs (such as Nonnucleoside Reverse Transcriptase Inhibitors, and Nucleoside Analog Reverse Transcriptase Inhibitors, and at least one Protease Inhibitor) that target the virus itself or its method of reproduction.

HIV - A retrovirus that causes AIDS by infecting helper T cells of the immune system. The most common serotype, HIV-1, is distributed worldwide, while HIV-2 is primarily confined to West Africa.

IND - Investigational New Drug application that is filed with the FDA to obtain approval for human clinical trials in the United States.

PBMC - Peripheral Blood Mononuclear Cell viral load assays, which is a type of bllod test that detects living HIV in the blood.

PCR - Polymerase Chain Reaction, which is a type of blood test that detect HIV genetic material.

RNA – Ribonucleic Acid, which is genetic material and in the case of the PCR-RNA assay is used to detect and quantify the amount of HIV virus in the infected person’s blood.

Products, Research and Development

Our research focuses on isolating and identifying biologically-active proteins and protein fragments with diagnostic and therapeutic applications in infectious disease – in particular HIV infection and AIDS - autoimmune conditions, cancer, and immunological deficiency. At the core of our technology is TNP - an extract of mammalian thymus tissue.

We view TNP as a platform for development of products with a number of therapeutic uses following anecdotal observations of improvements in some subjects suffering from other conditions in our human clinical trials and our hypothesized mechanism of action. Many people who suffer from AIDS – particularly in the later stages of the disease – also suffer from other infections or clinical conditions including viral infection, rare types of cancer, and bacterial infections. During the course of our human trials we have observed that some of our subjects that were suffering from other conditions appeared to show anecdotal signs of improvement in their other symptoms. We believe it possible that TNP contributed to the improvements and that future research of TNP and potential benefits in the treatment of other ailments is warranted in the future. Viral Genetics intends to pursue that research as its resources permit.

VGV-1

Our lead drug candidate, VGV-1, is a prospective treatment for HIV infection and AIDS. According to reports published by UNAIDS, approximately 42 million people are currently believed to be HIV positive worldwide. AIDS is the leading cause of death in Africa and the fourth leading cause globally. The means of making available effective treatment to the majority of people with HIV/AIDS is an urgent issue of global significance.

In most developed countries, HIV infection is primarily treated through HAART. Where it has succeeded, HAART has altered the nature of HIV infection, transforming an almost uniformly fatal illness into a chronic, but apparently stable condition. According to Rapid Report, XIII International HIV Drug Resistance Workshop, June 2004, an estimated 70% of those receiving HAART are resistant to one or more classes of the antiretroviral drugs comprising HAART, and 11-18% are resistant to three of the major classes.

In the poorer nations of the world, simpler versions of “combination therapy” with fewer, older versions of antiretroviral drugs are sometimes used. However most HIV infected patients worldwide receive no antiviral medication. In Sub-Saharan Africa it is estimated by UNAIDS that HAART is available to 12% of people with HIV; in Southeast Asia, the figure is estimated at 2%. An estimated 90% of the 5 to 6 million people in low-income countries who require treatment to avoid dying within the next two years are not receiving it.

Even where treatment is available its use is complicated by a number of factors, including moderate to severe side effects, onerous and complex dosing regimens, drug-drug interactions, and the development of mutated drug-resistant strains of the virus. In addition, these drugs are generally quite expensive, although discounted generic versions of antiretroviral drugs are becoming available in African and certain parts of Asia. Notwithstanding this, the often debilitating side effects of such therapies and the undiscounted cost of medications required to alleviate side effects are costly in their own right. Thus, development of new and inexpensive therapeutics with simple dosing regimens, lower levels of toxicity, and lower resistance profiles is an extremely important task and represents a clear market opportunity.

We have studied our investigational HIV/AIDS therapy, VGV-1, in five human clinical trials outside of the United States including on HIV-infected patients with no prior history of antiretroviral treatment, patients who were resistant to antiretroviral therapy, and others. We have conducted follow up testing of patients at up to 18 months following treatment. In our South African Phase III study we studied VGV-1 on patients in Stage CDC-2 of HIV infection, which is the stage prior to full-blown AIDS. In the USA, we intend to study VGV-1 as a potential “salvage” therapy – a treatment option for HIV-infected patients who have failed traditional anti-retroviral therapy, as well as in patients on drug “holidays” – periods of time where patients stop taking antiretroviral medication to allow their bodies to recuperate.

Only mild side effects related to VGV-1 have been noted by physical exam, subjective complaints from patients, or routine blood work during any of the trials. In our first four trials in Mexico and China, overall decreases in viral load from baseline were noted in over half of the subjects tested. The mean decrease in viral load in blood samples as measured by PCR in our first four human clinical studies has been approximately 80%.

For example, we conducted a masked, non-randomized, single-center study consisting of 34 HIV-1 infected patients with CDC Stage-3 classification of AIDS (less than 200 T cells/mm3) in China in 2003. The patients, who had not received any other form of HIV/AIDS treatment, received intramuscular injections of VGV-1 biweekly for eight weeks, and were then followed up until day 240 without additional treatment. Patients tolerated the injections well and there were no significant adverse reactions to VGV-1 reported. The protocol for the trial examined several of the standard measurements of HIV infection and immunological health. Analysis of the study data revealed sustained viral suppression during the follow-up period. The mean viral load for all patients at baseline (prior to treatment) was 79,800 copies of HIV RNA per milliliter of blood. By day 180 during the no-treatment follow-up period, plasma HIV RNA was suppressed with a mean change of -0.70 log from baseline, which is approximately equivalent to an 83%

decrease in the group’s mean or average viral load. By day 270 during the no-treatment follow-up period, viral load remained suppressed with a mean change of -0.484 log from baseline, which is approximately equivalent to a 75% decrease in the group’s mean viral load. Additionally, 36% of patients overall had a greater than 1 log drop in viral load from baseline by day 180, and 28% of subjects overall were observed to have a greater than 1 log drop in viral load from baseline by day 270. In percentage terms, a 1 log decrease is equivalent to a 90% decrease. Overall, counts of CD4+ T cells, which are key components of the human immune system, remained unchanged from baseline during the follow-up period.

In 2004, an article entitled “Diminution of plasma viral load and cultured HIV-infected peripheral blood mononuclear cells in non-responding patients treated with two calf thymus nuclear proteins and conventional antivirals,” written by the investigators of our study in Monterrey, Mexico, was published in a peer reviewed journal HIV & AIDS Review (2004, 3(3), 8-13). The investigators observed that in patients failing anti-retroviral drug therapy, treatment with VGV-1 for sixty days was associated with undetectable PCR RNA viral load in half of the patients (5/10) within three months of treatment. Furthermore, by six months there was an average one log drop in virus levels, which is equivalent to a 90% decrease. The trial in Mexico enrolled 10 HIV-positive patients who were failing to respond to their second or third regimen of anti-retroviral drug therapy. Enrolled subjects in the Mexican study had been receiving anti-retroviral therapy but were demonstrating decreasing viral control, and received VGV-1 injections twice weekly for eight consecutive weeks. They were then followed for safety and efficacy on markers of disease progression such as HIV RNA (viral load or virus in the blood) to six months.

The human clinical trial we completed in South Africa was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It was a multi-center, randomized, double-blind, placebo-controlled study of 137 VGV-1 treated HIV-infected subjects This study examined subjects with CD4+ T cell counts of 250-500 at seven test centers throughout South Africa and was designated by the MCC as a Phase III study. The primary endpoint for the study is the decrease in viral load as measured by PCR assay. Other endpoints include CD4+ T cell counts and PBMC culture assays. Patients received 16 intra-muscular injections over a 51-day period, and were followed up post-treatment to day 240. Follow up testing was completed in the fourth calendar quarter of 2005. The study also includes extensive immunological assays designed to detect a potential immune response associated with VGV-1 in an effort to further advance our understanding of its mechanism of action.

The study was administered by Virtus Clinical Development Services, a leading South African contract research organization. We have unblended the data and are now analyzing it. We will disclose results of the studyas soon as analysis is complete. If the results are positive following analysis, the Company will be offering VGV-1 therapy to the patients who received placebo in a “crossover” study.

The mechanism by which VGV-1 affects HIV infection is not fully understood, and is a current focus of our research. We have confirmed that TNP binds HIV-1 surface proteins as well as human CD4+ T cells. While further laboratory studies need to be conducted to understand the exact mechanism of action, these binding properties could explain its apparent activity in our 4 prior clinical studies. We are now engaged in research specifically designed to address the mechanism of action of VGV-1, including extensive immunological assays of the participants in our ongoing South African study.

2005 Research & Development

Viral Genetics spent $561,399 on development of its drug candidates in calendar year 2005, compared to $1,500,585 in 2004. We estimate we will spend $1.5 million in 2006 on product testing and development, including our portion of South African clinical development expenses.

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

In January 2004 we submitted an application to the Chinese State Food and Drug Administration (“SFDA”) requesting permission to import VGV-1 for the treatment of late-stage AIDS patients in China (the “Import Application”). This application remains open and under review, pending our delivery to the SFDA of manufacturing-related documentation and certain long-term toxicity data. We anticipate that we will submit both of these items in 2005. We intend to rely on the data from the Ditan Hospital study and data gathered from our study in South Africa to address the toxicity issue. Should the SFDA not find the data or protocols from these studies appropriate or sufficent, we expect that we will need to conduct another study in China of between 30-100 subjects. We do not expect approval of our Import Application before the end of 2006, and such approval could be delayed beyond 2006, if the SFDA requires additional data or testing.

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

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the substantive allegations unequivocally, intends to file an answer to the complaint denying the substantive allegations, and will assert counterclaims that it believes it has against T&T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part a calculated effort by T&T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.

Manufacturing and Raw Materials

The Company has historically produced VGV-1 for clinical trials and testing purposes in-house or through a subcontracted manufacturer. Using our temporary clean room and existing equipment, we can produce small-scale quantities of VGV-1 for preclinical research purposes. Now that construction of our new facility is completed, we plan to transfer our existing equipment to the permanent facility and continue with the finalization of current Good Manufacturing Practices (“cGMP”) documentation. This will enable us to produce larger batches of VGV-1 suitable for clinical study. The production of larger, commercial-scale batches will require the purchase of additional processing equipment to increase capacity.

The Azusa facility is designed to be capable of supporting a maximum capacity sufficient to meet early commercial sales of VGV-1, and to support large-scale clinical trials. It is also designed to allow for production of other sterile biologic products.

In order to retain control of certain proprietary processes, the Company intends to complete early stages of production of VGV-1 for the foreseeable future. Later stages of manufacturing, including bottling, labeling, and packaging, will be contracted out to an approved subcontractor.

Proprietary Rights

In the aggregate, considering the vigorous competition among drug manufacturers and the competition we might expect should any of our drug candidates prove to be accepted, our patent and related intellectual property rights are important to our proposed business in the United States and other countries. The patent rights we consider significant in relation to our business as a whole are covered by U.S. patent application number 10/336512, Compositions and Methods for Detecting and Treating Immunodeficiency Syndrome, which is now pending. We are continually evaluating whether additional applications may be appropriate to protect extensions and variations of our product, have filed additional and new applications related thereto. Other international patents we consider significant to our business are those issued by or pending in South Africa, New Zealand, Canada, Bulgaria, the European Patent Office (Austria, Switzerland, Germany, Denmark, Spain, France, Great Britain, Ireland, Italy, Liechtenstein, Monaco, Netherlands), Brazil, Japan, China, Hong Kong Eurasian Patent Convention (Armenia, Azerbaijan, Belarus, Kazakhstan, Krygyzstan, Modolva, Russia, Tajikistan, Turkmenistan).

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

With respect to proprietary know-how and products and processes for which patents are of questionable value or are difficult or impossible to obtain or enforce, we rely on confidentiality agreements and other trade secret protection measures to protect our interests. We take measures to protect our proprietary know-how and technologies and confidential data, including requiring all employees, consultants and customers to enter into confidentiality agreements. In arrangements with our customers or suppliers that require the sharing of processes and data, our policy is to make available only such data as is relevant to our agreements with such customers and suppliers, subject to appropriate contractual restrictions, including requirements for them to maintain confidentiality and use such processes and data solely for our benefit. However, such measures may not adequately protect our data.

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

There are currently 27 drugs approved for the treatment of HIV-infection by the United States FDA. The three primary classes of treatment are Nonnucleoside Reverse Transcriptase Inhibitors (“NNRTIs”); Nucleoside Analog Reverse Transcriptase Inhibitors (“NRTIs”), and Protease Inhibitors (“PIs”). Fusion or Entry Inhibitors are a newer, less commonly-used class of anti-HIV medications. There are an estimated 50-60 HIV treatments under various stages of development worldwide.

HAART is the standard of care for HIV. HAART slows multiplication of the virus and delays the onset of AIDS, but does not cure HIV infection or cure AIDS. HAART drug regimens are complex, often requiring 10 or more pills a day; expensive, costing upwards of $10,000-$15,000 per patient per annum in the United States; and are associated with moderate to severe gastro-intestinal, neurological, and hematological side effects that adversely impact the patient’s quality of life. Furthermore, HIV patients who use the drugs for a long period of time tend to develop resistance to the drugs, resulting in the drugs becoming less effective and engendering resistant strains of the HIV virus. Studies indicate that 70% of patients receiving standard HAART are resistant to one or more of the primary classes of HIV/AIDS drugs and 11-18% are resistant to all three primary classes of antiretrovirals (Source: Rapid Report, XIII International HIV Drug Resistance Workshop, June 2004).

It is estimated by UNAIDS that approximately 50% of the estimated 940,000 to 2.23 million HIV positive patients in the USA and Western Europe are receiving HAART. Based on estimates of drug resistance, we estimate the size of the market for salvage therapies in these regions to be approximately 50,000 to 200,000. Given growth in the number of HIV cases overall, increased usage of HAART, and continued development of resistance, we expect this population to continue to grow for the foreseeable future. Newer formulations of HAART, newer drugs within the 3 primary classes, and newer classes of drugs such as Fusion or CCR5 Inhibitors present competition for VGV-1, should it be approved. However, all current approaches to HIV treatment are believed to create resistance by their very nature, and we believe that an approach with success in resistant patients that is less likely itself to create resistance possesses a competitive advantage.

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

The typical path of drug development in the USA is to file an IND, which includes comprehensive data related to the toxicity and pharmacology of the drug candidate. In most cases, this data will have been obtained through animal testing, although in some cases it will include human testing data from outside the USA. Typically, if the candidate is deemed to be free of major harmful side effects or has an acceptable level of side effects, is a well-characterized substance, and its functioning is reasonably well understood, the FDA will grant permission to conduct a Phase I human clinical trial provided that the sponsor adhere to certain ethical principles. Phase I trials involve relatively small numbers of subjects (usually 20-80) and are intended to establish the safety of the candidate in humans, determine safe dosage ranges, and identify side effects. A Phase I human clinical trial typically requires less than a year to complete although there are exceptions.

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

Finally, following successful Phase II trials, a drug typically moves on to Phase III trials which are very large and expensive studies in which usually 1,000-3,000 subjects are tested at a number of locations in an attempt to establish the statistically significant efficacy of the candidate, to further monitor side effects and to compare the candidate against existing approved treatments. Following a successful Phase III study, the sponsor of the candidate will file a New Drug Application (“NDA”) or Biologics License Application (“BLA”), depending on the nature of the drug candidate, seeking permission to market the product in the USA.

The FDA generally requires the collection of data following such approval, and this is typically referred to as Phase IV.

According to the FDA’s “Guidelines for Industry: Acceptance of Foreign Clinical Trials,” the results from human clinical trials conducted outside of the United States but not under an IND can be included in submissions to the FDA if the trials were conducted in accordance with the ethical principles of the Declaration of Helsinki. The trial must also be designed and implemented to be otherwise consistent with the FDA’s standards of clinical practice.

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

Human Resources

We presently have eight employees, including three executive officers. Additionally, our Chinese subsidiary is managed by an executive officer with 2 administrative employees. The Company also relies on consulting and advisory relationships with several individuals and firms where a full-time person is not warranted. There are currently several entities providing services to the Company as consultants or advisors in areas including domestic and foreign government relations, regulatory affairs, investor relations, public relations, public health issues, finance, corporate and business development, immunology, biochemistry, intellectual property, and other areas.

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

We have not been profitable since our inception. We reported net losses of approximately $4.5 million and $6.9 million for the years ended 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $26.1 million. We have not generated any revenue from product sales or royalties from product sales to date, and it is possible that we will never have significant product sales revenue or royalty revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture, and market our current product candidates, particularly VGV-1, as well as continue to identify, develop, manufacture, and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may need additional financing, but our access to capital funding is uncertain.

Our current and anticipated operations, particularly our product development and commercialization programs for VGV-1, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through the end of 2006. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in the future to develop and market products under their respective collaborations with us, our success in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, and the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

•	Engage in equity financings that would be dilutive to current stockholders;

•	Delay, reduce the scope of, or eliminate one or more of our development programs;

•	Obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

•	License rights to technologies, product candidates, or products on terms that are less favorable to us than might otherwise be available.

If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Failure of T&T to obtain government approvals and implement distribution could affect our ability to sell product in Africa and adversely affect results of operations.

Under the Distribution Agreement with T&T we are reliant on the efforts of T&T to pursue clinical testing and governmental approvals and to establish distribution arrangements in all of Africa. Africa represents a major market for VGV-1 because of the epidemic proportions of HIV and AIDS in Africa. The relationship with T&T has declined as a result of what Viral Genetics believes to be a calculated effort by T&T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous to Viral Genetics and unacceptable. The most recent event in this declining relationship is the filing of a lawsuit by T&T against Viral Genetics alleging misrepresentations were made in connection with the Distribution Agreement. Although Viral Genetics believes the claims are without merit, the fact remains that the conflict between the parties could have an adverse effect on establishing distribution of VGV-1 in Africa. Assuming Viral Genetics is able to obtain regulatory approvals for distribution of VGV-1 in on or more African nations, the ongoing dispute with T&T could effectively prevent Viral Genetics from taking advantage of the opportunity until the dispute is resolved, which would likely have an adverse impact on our results of operations and financial condition.

An adverse result in pending litigation with T&T could drain our financial resources, which would likely hinder the development of our business.

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics intends to file an answer to the complaint denying the substantive allegations and asserting counterclaims that Viral Genetics believes it has against T&T for breach of the Distribution Agreement. Nevertheless, an adverse result in the litigation would likely result in a substantial drain on the financial resources of Viral Genetics, which would have a significant adverse affect on its ability to pursue the development and commercialization of its drug candidate for the treatment of HIV/ AIDS and consequently have a negative impact on results of operations.

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

We have filed a drug import application in China for sale of VGV-1 to late stage AIDS patients and we completed a Phase III clinical trial in South Africa. We hope to file an IND with the FDA in 2006. We are also conducting other laboratory testing and research to support the filing of the IND. Our success will depend, to a great degree, on our ability to obtain the requisite regulatory approval to market VGV-1, initially overseas and then in the US. The process of obtaining regulatory approvals is costly, time consuming, uncertain, and subject to unanticipated delays. In order to obtain the necessary regulatory approval, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the applicable regulatory reviewing agency that VGV-1 is both safe and efficacious. While we have completed clinical trials in China, Mexico and South Africa, there is no assurance that any regulatory agency will accept and rely on the results of these studies and determine that the applicable regulatory requirements for approval have been met. We cannot predict the ability of our third party service providers to collect the data from our trials with VGV-1, analyze the data, and deliver their final reports to us. There may be significant delays in this process. Regulatory authorities may require additional testing for safety and efficacy, which would result in a substantial delay in the regulatory approval process. If we fail to successfully obtain regulatory approvals for VGV-1 or we face significant delays, our business will be materially harmed and our stock price will be adversely affected.

We intend to establish a manufacturing facility for VGV-1 used in our clinical trials and planned for use in our commercial launch of our products. Product introductions may be delayed or suspended and commercial sales may be restricted, if the manufacture of our products is delayed or interrupted.

We do not have manufacturing capacity to produce sufficient supplies of VGV-1 to support commercial launch of this product, if approved overseas for distribution. Our existing facility is sufficient only for small batches of product and requires additional equipment to increase our capacity. If we encounter delays or difficulties in funding the acquisition of this equipment, we may not have sufficient production capacity to support commercial launch of our product overseas, if approved.

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

Clinical trials are long, expensive and uncertain processes and overseas regulators and the FDA may ultimately not approve any of our product candidates. We cannot assure you that data collected from preclinical studies and clinical trials of our product candidates will be sufficient to support approval by overseas regulators or the FDA, the failure of which could delay our profitability and adversely affect our stock price.

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

Our primary strategy for distributing our products is to enter into various relationships with other firms or companies overseas with the resources to pursue the process of obtaining regulatory approvals and implement marketing and distribution. We have not settled on any strategy for distribution in the US and do not expect to formulate a strategy until an IND is approved and/or clinical trials in the US have progressed. We have granted exclusive commercialization and marketing rights to T&T in Africa and will likely establish similar arrangements for other parts of the world. T&T has, and our other collaborators will likely have, substantial control over those efforts in their territories and the resources they commit to the programs, except for initial funding requirements imposed on our collaborators to fund the regulatory approval process. Accordingly, the success of the commercialization of our products in those territories substantially depends on their efforts and is to a degree beyond our control. For us to receive any significant revenues from sale of our products, our collaborators must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its efforts, our ability to commercialize our products in the collaborator’s territory may be significantly impaired.

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

Item 3. Legal Proceedings.

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the substantive allegations unequivocally, intends to file an answer to the complaint denying the substantive allegations, and will assert counterclaims that it believes it has against T&T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part a calculated effort by T&T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matter was submitted to a vote of security holders in the fourth calendar quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Viral Genetics’ common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market, under the symbol “VRAL”. As of March 31, 2006 we had approximately 355 direct shareholders of record.

The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2004	1.00	0.46
June 30, 2004	0.72	0.33
September 30, 2004	0.88	0.35
December 31, 2004	0.72	0.31
March 31, 2005	0.50	0.24
June 30, 2005	0.33	0.19
September 30, 2005	0.29	0.20
December 31, 2005	0.68	0.18

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

At the core of our technology is Thymus Nuclear Protein or TNP – a processed extract of mammalian thymus tissue. We have conducted five human clinical trials of the lead drug candidate developed from this compound, VGV-1, outside of the United States to examine its safety and efficacy as a treatment for HIV and AIDS. We view TNP as a platform technology following anecdotal observations of other potential applications of the TNP technology.

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

This strategy resulted in the Company completing five human clinical trials of VGV-1 outside the United States, and most recently a 137-patient Phase III study in South Africa.

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

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics intends to file an answer to the complaint denying the substantive allegations and asserting counterclaims that Viral Genetics believes it has against T&T for breach of the Distribution Agreement. Because this matter arose just recently, it is not possible to evaluate or predict what impact, if any, it will have on the financial condition and future operations of Viral Genetics.

The human clinical trial we completed in South Africa was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It was a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects. This study examined subjects with CD4+ counts of 250-500 at 7 test centers throughout South Africa and was designated by the MCC as a “Phase III study”. We completed enrollment of 137 subjects. The primary endpoint for the study is the decrease in viral load as measured by PCR-RNA assay. Other endpoints include CD4+ counts, PBMC culture assays and other immunological markers. Patients received 16 intra-muscular injections over a 51-day period, and were followed up post-treatment to day 240. The study was administered by Virtus Clinical Development Services, a leading South African contract research organization. The study also included extensive immunological assays designed to detect a potential immune response associated with VGV-1 in an effort to further advance our understanding of its mechanism of action.

If the South African trial is successful, we intend to support an application to seek registration of VGV-1 in South Africa in 2006.

In January 2005, we completed the renovation of our 1321 Mountain View Circle facility. Once our existing equipment is installed, the facility will be capable of supporting cGMP manufacture of VGV-1 for clinical trial purposes although to produce larger quantities of VGV-1 we will be required to add additional manufacturing equipment. We require the completion of the facility to cGMP standards in order to support clinical trials in the USA, as well as to support commercial approval in China and South Africa.

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

On March 29, 2006, Viral Genetics entered into securities purchase agreements with 8 private investors providing for convertible debt financing to Viral Genetics. In the transactions, Viral Genetics agreed to issue to the investors:

•	10% Senior Secured Amortizing Convertible Debentures Due September 1, 2008 (the “Debentures”), in the aggregate principal amount of approximately $2.9 million;

•	Warrants to purchase approximately 6.4 million shares of Viral Genetics common stock at an exercise price of $0.78 per share exercisable over a term of five years (the “Warrants”); and

•	Unit Purchase Warrants to purchase an additional $2.1 million in principal amount of Debentures and additional Warrants to purchase 4.7 million shares of common stock (the “Unit Warrants”).

The initial purchase of $2.9 million in principal amount of the Debentures was closed on March 29, 2006 and April 14, 2006, resulting in proceeds to Viral Genetics after commissions and the investors’ professional fees of approximately $2.6 million.

The principal amount of the Debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.45 of principal. Principal is payable over a term of 24 months beginning October 1, 2006, and may, at the election of Viral Genetics and subject to certain conditions, be paid in shares of common stock priced at the lower of $0.45 or 80 percent of the average of the three lowest closing bid prices during the ten trading days prior to the monthly payment date. If monthly installments of principal are paid in cash, Viral Genetics must pay an additional premium equal to five percent of the monthly principal payment. Interest on the Debentures is paid quarterly beginning October 1, 2006, and may, at the election of Viral Genetics and subject to the satisfaction of certain conditions, be paid with shares of common stock. The shares of common stock underlying the securities sold in this financing transaction will be registered for resale on a registration statement to be filed by Viral Genetics within 45 days following closing. The Unit Warrants are exercisable over a term of nine months following the effective date of the registration statement. Beginning six months following the effective date of the registration statement, Viral Genetics can prepay the Debentures, subject to certain conditions and the payment of a 20 percent premium on the principal amount of the Debentures prepaid.

The Debentures are secured by substantially all of the assets of Viral Genetics. So long as the Debentures are outstanding, Viral Genetics is prohibited from incurring additional debt, except in the ordinary course of business in an amount in the aggregate not to exceed $25,000 and indebtedness incurred for purchase or lease of fixtures and equipment in an aggregate amount not to exceed $8,000,000, allowing any liens to attach to its assets, except for capital leases and purchase money security interests established on the acquisition of fixtures and equipment, repay or redeem any of its securities, and making any distributions on its outstanding securities.

At December 31, 2005, we had $180,198 of current assets, current liabilities of $978,358, and long-term liabilities of $2,183,786. We estimate that we will need to fund approximately $1.5 million of research and development costs in the United States and South Africa $100,000 of patent work, and $900,000 of administrative expenses and product manufacturing costs during 2006.

Item 7. Financial Statements.

The financial statements of Viral Genetics appear at the end of this report beginning with the Index to Financial Statements on page 35.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 9, 2006, Viral Genetics and Williams and Webster P.S. mutually agreed that the Company would engage another firm to conduct the Company’s independent audit. Williams and Webster declined to renew the engagement because accounting firms are required by applicable rules to rotate the audit partner responsible for the client at least every five years, the current audit partner for the Company had come to the end of his five-year term of responsibility, and Williams and Webster did not have another audit partner able to take on the Company. Accordingly, on March 9, 2006, the Company also appointed Killman, Murrell & Company, P.C. as its independent auditors to replace the firm of Williams and Webster.

With respect to the prior engagement of Williams and Webster:

(a) There have been no disputes between management and the auditors and the auditors’ reports contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope, accounting principles, or uncertainties, except for the issue of “going concern,” for the last two fiscal years or any later interim period through the date hereof. In the auditors’ report for the fiscal years ended December 31, 2003 and 2004, the last two years for which the auditor issued a report, the auditor expressed doubts about the Company’s “ability to continue as a going concern.”

(b) The decision to change accountants from Williams and Webster to Killman, Murrell & Company was approved by the Viral Genetics Board of Directors.

(c) During the Viral Genetics’ two most recent fiscal years and any subsequent interim period through the date of the change in accountants, there were no disagreements with the Williams and Webster on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Viral Genetics authorized Williams and Webster to respond fully to the inquiries of the successor accountant.

(d) Williams and Webster expressed no disagreement or difference of opinion regarding any “reportable” event as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

(e) In response to a comment letter received by Viral Genetics from the Securities and Exchange Commission, it discussed issues raised therein with Killman, Murrell & Company, including the written response to the comment letter, the application of various accounting principles and a proposed second written response to remaining follow up questions. As of March 9, 2006, the date of the change in accounting firms, Killman Murrell & Company, had not provided advice on those issues. This was neither an important factor nor formed any part of the decision relating to the accounting, auditing or financial reporting issues of Viral Genetics. Further, this was not a factor in the decision of Williams and Webster’s to decline to continue its engagement by Viral Genetics. The discussions with Williams and Webster concerning the SEC comment letter identified that there is a possibility that to resolve all comments Viral Genetics will need to make certain adjustments to prior financial statements to resolve the final issues outstanding concerning certain accounting issues.

Item 8A. Controls And Procedures

With the participation of management, the chief executive officer and chief financial officer of Viral Genetics evaluated its disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Viral Genetics’ filing of its annual report on Form 10-KSB for the year ended December 31, 2005.

During the fourth quarter of the year ended December 31, 2005, there were no significant changes in Viral Genetics’ internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Officers

The following table sets forth the names, ages, and positions for each of the directors and officers of Viral Genetics.

Name	Age	Positions	Since
Haig Keledjian	43	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director	October 2001
Harry Zhabilov, Jr.	39	Executive Vice President of Research and Development, and Director	May 2003
Arthur Ammann	70	Director	May 2005
Hampar Karageozian	65	Director	October 2001
Arthur Keledjian	38	Director	October 2001
Elizabeth Hoffman	60	Director	February 2006
Monica Ord	43	Senior Vice President, Corporate Development & Communications	May 2005

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

Arthur Ammann

Dr. S Ammann has served since October 1999 as the President of Global Strategies for HIV, an organization located in San Rafael, California that directs and organizes international programs for HIV prevention, including, education and training programs for approximately 41 clinics and hospitals in 15 countries. Since September 1998 Dr. Ammann has served as the Chairman of International Conferences: Global Strategies for Prevention of HIV Transmission, which organized international conferences in 1997, 1999, and 2001 on HIV education and training. From July 1985 to the present he has served as a Professor of Pediatric Immunology at the University of California San Francisco. Dr. Ammann earned his Bachelor of Science degree in biology from Wheaton College (1958) and a doctor of medicine degree from New Jersey College of Medicine (1962). He received residency training from the department of pediatrics at the University of California, San Francisco; and completed fellowship training in immunology at both the University of Minnesota Medical Center and the University of Wisconsin Medical Center.

Elizabeth Hoffman

Dr. Hoffman served as President of the University of Colorado system from 2000 to 2005, and was named President Emerita upon the completion of her 5-year tenure. She currently serves as Professor of Economics and Public Affairs at the University of Colorado. Dr. Hoffman received a PhD. in economics from the California Institute of Technology, a Masters and PhD. in history from the University of Pennsylvania, and a Bachelor in history from Smith College. Dr. Hoffman’s academic career has been focused on economics, history and game theory and she has published several dozen articles.

From 2003 to 2005 she was a member of the Board of Directors of Target Corporation. Dr. Hoffman also has a lengthy history of experience in governance and fundraising for non-profit and academic organizations including the Colorado Institute of Technology, the Denver Metro Chamber of Commerce, the National Science Board, the University of Colorado Hospital, as well as a lifetime of community service.

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

Monica Ord

Ms. Ord has been involved in the healthcare industry for over thirteen years, including as an entrepreneur with her own health promotion and marketing company, and as an international sales manager. She has been active in venture capital and financial consulting with public companies for over 5 years and also has extensive experience in recruitment of high-level executives, advisory board members, and directors in the healthcare industry. Ms. Ord also is active in the entertainment industry where she is currently a partner in Paradise FX and Just Production, both based in California.

Arthur Keledjian

Arthur Keledjian obtained his B.S. in Marketing from California State University (Los Angeles) in June 1989, and has been employed by Farmers Insurance Group since then. Mr. Keledjian has also served as a volunteer peace officer for the City of Glendale Police Department since 1996. He is the brother of Haig Keledjian.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of Viral Genetics and persons who own more than ten percent of a registered class of Viral Genetics’ equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to Viral Genetics. Based on the copies of filings received by Viral Genetics, during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of Viral Genetics registered pursuant to Section 12 of the Exchange Act, have filed on a timely basis, all required Forms 3, 4, and 5 and any amendments thereto, with the exceptions of Form 3 for Elizabeth Hoffman filed on March 13, 2006, Form 3 of Arthur J. Ammann filed on July 28, 2005; Form 4 of Haig Keledjian filed April 7, 2006, Form 4 of Monica D. Ord filed October 20, 2005, and Form 4 of Harry Zhabilov filed August 2, 2005.

Board and Committees; Code of Ethics

In the fiscal year ended December 31, 2005, the board of directors of the Company met 4 times and these meetings were attended by a quorum of the directors via teleconference. From time to time the directors also acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact the Company is in the development stage with no operating revenue and activities limited to research and development, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt an audit committee charter. Viral Genetics has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer, a copy of which a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Haig Keledjian, President, 1321 Mountain View Circle, Azusa, CA 91702.

Item 10. Executive Compensation

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Viral Genetics for the prior fiscal years ended December 31, 2005, 2004, and 2003 of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation Salary ($)	Long Term Compensation Securities Underlying Options/SARs (#)	All Other Compensation ($)

Haig Keledjian President, Chief Executive And Financial Officer	2005 2004 2003	195,000 136,556 148,854	0 1,800,000 2,300,000	0 0 1,146

Harry Zhabilov, Jr. Executive Vice President of Research and Development	2005 2004 2003	195,000 162,841 111,756	0 1,800,000 2,300,000	42,290 32,432 38,244	(1) (1) (1)

Monica Ord Senior Vice President, Communications and Corporate Development	2005 2004 2003	146,450 159,935 108,236	1,360,000 775,000 550,000	165,900 385,750 316,500	(2) (2) (2)

(1)	Represents cash payments made by Viral Genetics on the mortgage for the residence of Mr. Zhabilov.

(2)	Represents dollar value of the difference between the price paid by Ms. Ord for shares of common stock and the fair market value of such shares on the date of purchase.

Stock Options

The following table sets forth certain information with respect to grants of stock options during 2005 to the Named Executive Officers.

Name and Principal Position	Number of Securities Underlying Options Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Monica Ord Senior Vice President, Communications and Corporate Development	1,360,000	73.1%	0.01	June 30, 2007

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in 2005.

Name and Principal Position	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year End ($) (1) Exercisable/Unexercisable

Haig Keledjian President Chief Executive And Financial Officer	4,100,000 / -0-	372,000 / -0-

Harry Zhabilov, Jr. Executive Vice President of Research and Development	4,100,000 / -0-	372,000 / -0-

Monica Ord Senior Vice President, Communications and Corporate Development	200,000 / 500,000	114,000 / 285,000

(1)	This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at December 30, 2005. The fair market value of Viral Genetics’s common stock at December 30, 2005, is determined by the last sale price on that date, which was $0.58 per share.

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

On May 1, 2005, the Company entered into a written employment agreement with Monica Ord. The employment agreements, (1) provides for an annual base salary of $150,000 (2) is for a term of two years and may be renewed for additional one-year terms by agreement of the parties, (3) entitles the employee to participate in employee benefit plans, insurance, and similar programs adopted from time to time for full time employees, (4) provides for annual bonuses based on certain performance targets, (5) may be terminated by Viral Genetics for cause, as defined in the agreement, without severance payment; (6) provided for a signing bonus of 800,000 options to acquire shares of Viral Genetics common stock at a purchase price of $0.01 vesting in increments of 100,000 options per three months of employment, and (7) may be terminated by Viral Genetics without cause on payment of severance equal to half the employee’s annual base salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 11, 2006 the number and percentage of the 101,201,974 outstanding shares of common stock which, according to the information supplied to Viral Genetics, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers of Viral Genetics as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Shares Beneficially Owned		Percent of Class
Haig Keledjian (1)(2) P.O. Box 1020 South Pasadena, CA 91031	20,522,530 5,900,000 10,149,126 9,857,441	(2) (3) (5) (6)	36.5%

Harry Zhabilov, Jr. (1)(2)(4) P.O. Box 1020 South Pasadena, CA 91031	10,393,679 5,900,000 4,927,299	(3) (6)	18.7%

Arthur Ammann (1) PO Box 1020 South Pasadena, CA 91031	100,000	(8)	0.1%

Elizabeth Hoffman (1) PO Box 1020 South Pasadena, CA 91031	100,000	(9)	0.1%

Monica Ord (1) PO Box 1020 South Pasadena, CA 91031	2,015,000 700,000	(10)	2.6%

Hampar Karageozian (1) 31021 Marbella Vista San Juan Capistrano, CA 92675	10,276,221 2,300,000 4,934,712	(4) (6)	15.9%

Arthur Keledjian (1) P.O. Box 1020 South Pasadena, CA 91032	-0-		0%

John D. Lefebvre P.O. Box N7120 Nassau, Bahamas	10,000,000 6,000,000	(7)	14.7%

Caribou Investments, Inc. Abbott Buidling, 2nd Floor Road Town, Tortola British Virgin Islands	5,828,572 371,428	(11)	6.0%

All officers and directors (7 persons)	88,076,008		60.3%

(1)	Officer or Director of Viral Genetics.
(2)	Haig Keledjian holds 2,302,667 shares personally. He holds 5,932,761 and 5,058,001 shares as Trustee for two irrevocable voting trusts for the benefit of his children; 4,005,924 shares as Trustee for an irrevocable trust established for a group of private investors; 3,201,393 shares as Trustee for an irrevocable discretionary trust established for a group of Mr. Keledjian’s family members; and 21,784 shares as Trustee for a non-profit foundation. Mr. Keledjian has sole voting and investment control over the shares he holds as Trustee.
(3)	Each of these persons holds an option to purchase 2,300,000 shares of common stock at an exercise price of $0.52 per share exercisable and an option to purchase 1,800,000 shares of common stock at an exercise price of $0.45 per share. They will each receive in June 2006 additional options to purchase 1,800,000 shares at an exercise price equal to the then market price of Viral Genetics’ common stock. All of these options are exercisable until the earlier of two years following termination of their employment agreement with the Company or May 31, 2008.

(4)	Hampar Karageozian holds an option to purchase 2,300,000 shares of common stock at an exercise price of $0.52 per share exercisable until August 5, 2006.
(5)	Haig Keledjian is the sole officer and director of Best Investments, Inc., which holds three notes totaling $1,522,369 that were assigned to Best Investments, Inc., on August 5, 2004 by Haig Keledjian, Hampar Karageozian, and Tomson Voting Trust (of which Harry Zhabilov, Jr. is a beneficiary). At December 31, 2005, these notes were convertible to 5,074,563 shares of common stock and warrants to purchase an additional 5,074,563 shares at $0.40 per share. If the warrants were exercised, Best Investments, Inc. would hold 10,149,126 shares of the Company. Mr. Keledjian has sole voting and investment control over all of the shares held by Best Investments, Inc., including those it may acquire through exercise of the warrants. In regard to the shares held by Best Investments, Inc., including those it may acquire through exercise of the warrants, Mr. Karageozian and Mr. Zhabilov, Jr. each disclaim any beneficial interest in or control of the shares.
(6)	Each of these persons holds warrants to purchase shares of common stock at a price of $0.40 per share that are exercisable until September 30, 2009. The warrants were issued in connection with the merger of Therapeutic Genetic, Inc., with our California subsidiary, VGI, in September 2004.
(7)	Mr. Lefebvre holds 4,000,000 warrants to purchase shares of common stock at a price of $0.60 per share that are exercisable until November 17, 2006 and 2,000,000 warrants to purchase shares of common stock at a price of $0.45 per share that are exercisable until December 5, 2008.
(8)	Arthur Ammann holds an option to purchase 100,000 shares of common stock at an exercise price of $0.25 exercisable until June 1, 2007 of which 50,000 are vested and exercisable and 50,000 vest and become exercisable May 10, 2006.
(9)	Elizabeth Hoffman holds an option to purchase 100,000 shares of common stock at an exercise price of $0.80 exercisable until January 30, 2008 of which 50,000 vest and become exercisable July 9, 2006 and 50,000 vest and become exercisable January 9, 2007.
(10)	Monica Ord holds an option to purchase 700,000 shares of common stock at an exercise price of $0.01 exercisable until June 30, 2007 of which 200,000 are vested and exercisable and the remaining 500,000 vest and become exercisable in increments of 100,000 every three months.
(11)	Effective February 15, 2006, Caribou Investments, Inc. has entered into a subscription agreement with the Company whereby Caribou will purchase 371,418 shares of the Company’s common stock for consideration of $130,000 cash and cancellation of 360,639 warrants to acquire shares of the Company’s common stock with an exercise price of $0.40.

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

Viral Genetics was indebted as of March 31, 2003 to:

•	Mr. Keledjian in the amount of $835,310 representing the principal and accrued interest on funds previously advanced to Viral Genetics.

•	Mr. Karageozian in the amount of $784,904 representing the principal and accrued interest on funds previously advanced to Viral Genetics.

•	The Tomson Trust in the amount of $460,539 representing the principal and accrued interest on funds previously advanced to Viral Genetics.

•	TGI in the amount of $6,976,758 representing the principal and accrued interest on obligations incurred in connection with the acquisition of the TNP product and technology by Viral Genetics from TGI in 1995.

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

On August 5, 2004, the notes owed by the Company to Haig Keledjian, Hampar Karageozian, and Harry Zhabilov, Jr., were assigned to Best Investments, Inc., a corporation of which Haig Keledjian is the sole officer and director. As of December 31, 2004, the total principal and accrued interest on the notes owed to Best Investment was $2,156,543. Assuming Best Investments, Inc., exchanged its Note for stock and warrants on December 31, 2004, it would have received 7,188,477 shares and 7,188,477 warrants. On March 27, 2006, Best Investments, Inc. sold and assigned $598,060 of principal value of the notes to three unaffiliated parties for cash as an inducement to the purchasing parties to sell unsecured convertible debentures to investors acquiring Senior Secured Amortizing Convertible Notes issued by the Company.

Item 13. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document
2.1	Agreement and Plan of Merger dated June 30, 2004, including the Agreement of Merger attached as Exhibit B (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment (3)

3.3	Certificate of Amendment effective November 17, 2004 (7)

3.4	Bylaws (2)

10.1	Assignment of Patent dated August 5, 1995 (3)

10.2	Debt Restructuring Agreement dated May 22, 2003 with Haig Keledjian (4)

10.3	Debt Restructuring Agreement dated May 22, 2003 with Therapeutic Genetics, Inc. (4)

10.4	Debt Restructuring Agreement dated May 22, 2003 with Hampar Karageozian (4)

10.5	Debt Restructuring Agreement dated May 22, 2003 with The Tomson Trust (4)

10.6	Termination Agreement with New York International Commerce Group (5)

10.7	Termination Agreement with L&M Global Ventures (5)

10.8	Form of Employment Agreement with Executive Officers (5)

10.9	Form of Option issued to Executive Officers (5)

10.10	Consulting Agreement with Therapeutic Genetic, Inc. (5)

10.11	Consulting Agreement with Monica Ord (5)

10.12	Subscription Agreement with John D. Lefebre dated October 13, 2004 (6)

10.13	Form of Warrant issued to John D. Lefebvre (6)

10.14	Distribution Management Agreement effective July 1, 2004 (7)

10.15	Lease Agreement for 1321 Mountain View Circle, Azusa, CA (7)

10.16	Form of Securities Purchase Agreement dated October 18, 2005 (Exhibits are not included because they are presented with this report as separate exhibits) (8)

10.17	Form of 10% Unsecured Convertible Debenture dated October 18, 2005 (8)

10.18	Form of Common Stock Purchase Warrant dated October 18, 2005 (8)

10.19	Form of Registration Rights Agreement dated October 18, 2005 (8)

10.20	Form of Guarantee and Security Agreement dated October 18, 2005 (8)

10.21	Form of Pledge Agreement dated October 18, 2005 (8)

10.22	Form of Common Stock Purchase Warrant for offering closed December 5, 2005 (9)

10.23	Form of Subscription Agreement for offering closed December 5, 2005 (9)

10.24	Securities Purchase Agreement dated November 7, 2005 (9)

10.25	Subscription Agreement dated November 7, 2005 (9)

10.26	Warrant dated November 7, 2005 (9)

10.27	Registration Rights Agreement dated November 7, 2005 (9)

10.28	Securities Purchase Agreement dated March 29, 2006, excluding all exhibits, which are included herewith as separate exhibits (except for Exhibit E – Form of Legal Opinion, and Exhibit G – Form of Escrow Agreement, which are not material agreements and not provided), and excluding the Disclosure Schedules of Viral Genetics (10)

10.29	Form of 10% Senior Secured Amortizing Convertible Debentures (10)

10.30	Form of Registration Rights Agreement (10)

10.31	Form of Unit Purchase Warrant (10)

10.32	Form of Warrant (10)

10.33	Form of Security Agreement (10)

10.34	Form of Subsidiary Guaranty (10)

10.35	Form of Lock-up Agreement (10)

16.1	Letter regarding change in certifying accountant from Williams and Webster (11)

14.1	Code of Ethics (5)

21.1	List of Subsidiaries (5)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit is incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004.
(2)	These exhibits are incorporated herein by this reference to Viral Genetics’ Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 29, 1999.
(3)	These exhibits are incorporated herein by this reference to Viral Genetics’ Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 24, 2002.
(4)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2003.
(5)	These exhibits are incorporated herein by this reference to Viral Genetics’ Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on May 11, 2004.
(6)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2004.
(7)	These exhibits are incorporated herein by this reference to Viral Genetics’ Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 5, 2005.
(8)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.
(9)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.
(10)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.
(11)	This exhibit is incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 27, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountant’s independence. All of the services provided and fees charged by the authorized independent public accountants in 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by Williams & Webster, P.S., the authorized independent public accountants, for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2005 and 2004 during 2005 were $0 and $29,028 respectively, net of expenses.

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

VIRAL GENETICS, INC.

Date April 17, 2006	By:	/s/ Haig Keledjian
Haig Keledjian, President
Principal Executive Officer
Principal Financial & Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date April 17, 2006	By:	/s/ Haig Keledjian
Haig Keledjian, Director

Date April 17, 2006	By:	/s/ Harry Zhabilov, Jr.
Harry Zhabilov, Jr., Director

Date April 17, 2006	By:	/s/ Hampar Karageozian
Hampar Karageozian, Director

Date April 17, 2006	By:	/s/ Arthur Keledjian
Arthur Keledjian, Director

Date April 17, 2006	By:	/s/ Arthur Ammann
Arthur Ammann, Director

Date April 17, 2006	By:	/s/ Elizabeth Hoffman
Elizabeth Hoffman, Director

INDEX TO FINANCIAL STATEMENTS

VIRAL GENETICS, INC.

December 31, 2005

Killman, Murrell & Company, P.C.

Certified Public Accountants

1931 E. 37th Street, Suite 7 Odessa, Texas 79762 (432) 363-0067 Fax (432) 363-0376	3300 N. A Street, Bldg. 4, Suite 200 Midland, Texas 79705 (432) 686- 9381 Fax (432) 684-6722	2626 Royal Circle Kingwood, Texas 77339 (281) 359-7224 Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Viral Genetics, Inc.

Azusa, California

We have audited the accompanying consolidated balance sheet of Viral Genetics, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standard of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viral Genetics, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with the United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Viral Genetics, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Viral Genetics, Inc. has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Odessa, Texas

April 20, 2006

Board of Directors

Viral Genetics, Inc.

Azusa, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Viral Genetics, Inc. (a development stage company) as of December 31, 2004 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viral Genetics, Inc. as of December 31, 2004 and the results of its operations, stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

March 29, 2005

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash	$180,198	$1,402,169

Total Current Assets	180,198	1,402,169

PROPERTY AND EQUIPMENT, NET	960,761	135,552

OTHER ASSETS
Deposits and other	43,940	42,940
Goodwill and patents	5,172,595	5,206,052

Total Other Assets	5,216,535	5,248,992

TOTAL ASSETS	$6,357,494	$6,786,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$829,201	$281,483
Accrued wages payable	140,500	75,000
Accrued interest	8,657	212,938

Total Current Liabilities	978,358	569,421

LONG-TERM LIABILITIES
Convertible notes payable, related parties	2,120,820	1,943,605
Convertible notes payable	62,966	—

Total Long-Term Liabilities	2,183,786	1,943,605

TOTAL LIABILITIES	3,162,144	2,513,026

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; no shares issued and outstanding	—	—
Common stock, 250,000,000 shares authorized, $0.0001 par value; 98,284,709 and 90,117,246 issued and outstanding, respectively	9,828	9,012
Additional paid-in capital	20,931,561	18,558,348
Common stock warrants	4,045,572	3,501,483
Common stock options	4,330,500	3,750,250
Deficit accumulated during development stage	(26,122,111)	(21,545,406)

Total Stockholders’ Equity	3,195,350	4,273,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,357,494	$6,786,713

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From July 11, 1995 (Inception) to December 31, 2005
	Year Ended December 31,
	2005	2004
REVENUES	$—	$—	$347,750

EXPENSES
Research and development	561,399	1,500,585	7,138,216
Laboratory fees	89,029	76,990	295,690
Management salaries	577,600	1,028,750	3,107,572
Amortization and depreciation expense	107,683	45,146	323,393
Legal and professional	236,733	306,796	837,819
Consulting fees	1,644,207	3,689,897	9,336,789
General and administrative expenses	1,255,822	995,828	3,278,204

Total Expenses	4,442,473	7,643,992	24,317,683

LOSS FROM OPERATIONS	(4,442,473)	(7,643,992)	(23,969,933)

OTHER INCOME (EXPENSE)
Sale of distribution rights	—	1,059,966	1,309,966
Interest income	2,396	2,040	4,547
Interest expense	(136,628)	(361,601)	(3,466,691)

Total Other Income (Expense)	(134,232)	700,405	(2,152,178)

LOSS BEFORE INCOME TAXES	(4,576,705)	(6,943,587)	(26,122,111)

INCOME TAXES	—	—	—

NET LOSS	$(4,576,705)	$(6,943,587)	$(26,122,111)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	92,530,821	60,127,809

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			From July 11, 1995 (Inception) to December 31, 2005
	2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(4,576,705)	$(6,943,587)	$(26,122,111)
Amortization and depreciation		107,683	45,146	324,393
Debt discount interest		27,255	—	27,255
Non-cash operating expenses		—	—	144,901
Non-cash income		—	(309,966)	(309,966)
Issuance of common stock for services		591,000	419,687	3,728,510
Issuance of common stock for finders fee		—	450,000	450,000
Options and warrants issued for services		1,290,590	3,892,960	7,744,550
Options exercised for services		—	—	2,500
Warrants exercised for services		—	—	12,500
Issuance of common stock for expenses paid by third party		—	—	593,947
Issuance of common stock for settlement agreement		—	835,000	835,000
Issuance of stock for interest		—	1,254,213	1,256,135
Notes payable issued for expenses		—	762,527	907,349
Expenses paid with notes payable		—	(43)	(10,043)
Notes payable converted to accrued wages		—	—	(25,000)
(Increase) decrease in deposits and other assets		(1,000)	(41,090)	(43,940)
Increase (decrease) in accrued interest		(204,281)	(996,443)	8,657
Increase (decrease) in accounts payable		547,718	39,826	829,200
Increase (decrease) in accrued wages payable		65,500	(375,000)	140,500
Decrease in bank overdrafts payable		—	—	—
Proceeds from customer deposit			(100,000)	—

Net Cash Used in Operations		(2,152,240)	(1,066,770)	(9,505,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements		(859,662)	(78,965)	(938,627)
Acquisition of equipment		(39,773)	(37,618)	(352,471)
Increase in patent		—	—	(5,206,051)

Net Cash Used in Investing Activities		(899,435)	(116,583)	(6,497,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable related parties		177,215	39,980	9,356,171
Proceeds from convertible debentures		516,800	(271,202)	(528,180)
Proceeds from exercise of options and warrants		20,721	44,634	72,355
Proceeds from sale of common stock		1,114,968	2,506,903	7,282,664

Net Cash Provided by Financing Activities		1,829,704	2,320,315	16,183,010

Change in cash		(1,221,971)	1,136,962	180,198

Cash and cash equivalents, beginning of period		1,402,169	265,207	—

Cash and cash equivalents, end of period		$180,198	$1,402,169	$180,198

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid		$313,654	$78,792	$459,507

Income taxes paid		$—	$—	$—

NON-CASH TRANSACTIONS:
Issuance of common stock for services		$591,000	419,867	3,728,510
Issuance of common stock for settlement agreement		$—	835,000	835,000
Options and warrants issued for services		$1,290,590	3,892,960	7,744,550
Options and warrants exercised for services		$567,814	—	682,814
Non-cash operating expenses		$—	—	144,901
Issuance of common stock for debt paid by third party		$—	—	593,947
Issuance of common stock for debt and interest		$—	7,524,274	8,255,471
Notes payable issued for services	$		2,333	147,155
Notes payable issued for expenses	$		43	10,043
Notes payables issued for accrued wages		$—	—	25,000
Issuance of common stock for finders fee		$—	450,000	450,000
Warrants issued with convertible debentures		$481,089	—	481,089

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
Issuance of common stock for cash at nil per share	23,800,079	$2,380	$(1,380)	$—	$—	$1,000
Net loss for period ended December 31, 1995	—	—	—	—	(707,167)	(707,167)

Balance, December 31, 1995	23,800,079	2,380	(1,380)	—	(707,167)	(706,167)
Issuance of common stock for cash at $0.84 per share	59,500	6	49,994	—	—	50,000
Issuance of common stock for services at $0.84 per share	357,001	36	299,964	—	—	300,000
Net loss for year ended December 31, 1996	—	—	—	—	(810,189)	(810,189)

Balance, December 31, 1996	24,216,580	2,422	348,578	—	(1,517,356)	(1,166,356)
Issuance of common stock for cash at $0.84 per share	339,151	34	284,966	—	—	285,000
Issuance of common stock for services at $0.84 per share	499,802	50	419,950	—	—	420,000
Net loss for year ended December 31, 1997	—	—	—	—	(577,066)	(577,066)

Balance, December 31, 1997	25,055,533	2,506	1,053,494	—	(2,094,422)	(1,038,422)
Issuance of common stock for cash at $0.84 per share	345,101	35	289,965	—	—	— 290,000
Net loss for year ended December 31, 1998	—	—	—	—	(708,567)	(708,567)

Balance, December 31, 1998	25,400,634	2,541	1,343,459	—	(2,802,989)	(1,456,989)
Issuance of common stock for cash at $0.42 per share	595,002	59	249,941	—	—	250,000
Issuance of common stock for cash at $0.84 per share	34,272	3	28,797	—	—	28,800
Net loss for year ended December 31, 1999	—	—	—	—	(2,037,638)	(2,037,638)

Balance, December 31, 1999	26,029,908	2,603	1,622,197	—	(4,840,627)	(3,215,827)
Issuance of common stock for cash at $0.42 per share	595,002	59	249,941	—	—	250,000
Issuance of common stock for cash at $0.84 per share	842,523	84	707,916	—	—	708,000
Issuance of common stock for cash at $1.94 per share	51,567	6	99,994	—	—	100,000
Issuance of common stock for services at $0.84 per share	2,163,824	216	1,818,117	—	—	1,818,333
Net loss for year ended December 31, 2000	—	—	—	—	(2,185,117)	(2,185,117)

Balance, December 31, 2000	29,682,824	$2,968	$4,498,165	$—	$(7,025,744)	$(2,524,611)

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
Balance, December 31, 2000	29,682,824	$2,968	$4,498,165	$—	$—	$(7,025,744)	$(2,524,611)
Issuance of common stock for cash at $0.84 per share	29,464	3	24,747	—	—	—	24,750
Issuance of common stock for services at $0.84 per share	37,811	4	31,464	—	—	—	31,468
Recapitalization through reverse merger and acquisition of 5 Starliving Online, Inc.	8,035,693	804	(281,079)	—	—	—	(280,275)
Miscellaneous adjustment due to merger	481	—	—	—	—	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	(1,356,117)	(1,356,117)

Balance, December 31, 2001	37,786,273	3,779	4,273,297	—	—	(8,381,861)	(4,104,785)
Issuance of common stock for cash at $0.70 per share	215,000	21	149,979	—	—	—	150,000
Issuance of common stock from the exercise of options for cash at $0.01 per share	1,000,000	100	149,900	—	—	—	150,000
Issuance of common stock for debt at $0.80 per share	1,654,027	165	1,223,815	—	99,242	—	1,323,222
Issuance of common stock for services at $0.22 per share	67,837	7	14,993	—	—	—	15,000
Net loss for the year ended December 31, 2002	—	—	—	—	—	(1,776,851)	(1,776,851)

Balance, December 31, 2002	40,723,137	4,072	5,811,984	—	99,242	(10,158,712)	(4,243,414)
Issuance of options for services at $0.10 to $0.66	—	—	—	2,384,000	—	—	2,384,000
Issuance of warrants for services at $0.29 to $0.35	—	—	—	—	177,000	—	177,000
Issuance of common stock for cash at $0.20 to $0.35 per share	3,531,456	354	873,889	—	—	—	874,243
Issuance of common stock for cash at $0.2135 per share	2,341,675	234	499,766	—	—	—	500,000
Issuance of common stock from the exercise of options for cash at $0.01 per share	700,000	70	269,930	(263,000)	—	—	7,000
Issuance of common stock from the exercise of options for debt at $0.01 per share	480,769	48	197,260	(192,500)	—	—	4,808
Issuance of common stock from the exercise of options for services at $0.01 per share	250,000	25	84,975	(82,500)	—	—	2,500
Issuance of common stock from the exercise of warrants for expenses at $0.05 per share	250,000	25	84,975	—	(72,500)	—	12,500
Issuance of common stock for services at $0.20 to $0.70 per share	383,096	38	132,984	—	—	—	133,022
Issuance of common stock and warrants for debt and interest at $0.30 per share	450,880	45	69,841	—	65,378	—	135,264
Allocation of expired warrants to additional paid-in capital	—	—	99,242	—	(99,242)	—	—
Net loss for the year ended December 31, 2003	—	—	—	—	—	(4,443,107)	(4,443,107)

Balance, December 31, 2003	49,111,013	$4,911	$8,124,846	$1,846,000	$169,878	$(14,601,819)	$(4,456,184)

The accompanying notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
Balance, December 31, 2003	49,111,013	$4,911	$8,124,846	$1,846,000	$169,878	$(14,601,819)	$(4,456,184)
Issuance of common stock and warrants for cash at $0.25 per share	8,000,000	800	1,799,200	—	200,000	—	2,000,000
Issuance of common stock and warrants for debt at $0.30 per share in connection with merger	24,708,580	2,471	4,274,965	—	3,226,838	—	7,504,274
Issuance of common stock for exercise of warrants for cash at $0.01 to $0.05 per share	350,000	35	119,965	—	(104,500)	—	15,500
Issuance of options for consulting services at $0.34 to $0.84 per option	—	—	—	3,892,960	—	—	3,892,960
Issuance of common stock from the exercise of options at $0.01 per share	2,913,400	291	1,497,553	(1,468,710)			29,134
Issuance of common stock for services at $0.30 to $0.67 per share	979,722	98	467,589	—	—	—	467,687
Issuance of common stock for cash at $0.30 to $0.53 per share	1,337,865	134	506,769	—	—	—	506,903
Issuance of common stock and warrants for debt conversion at $0.30 per share	66,666	7	10,726	—	9,267	—	20,000
Issuance of common stock for settlement at $0.44 to $0.70 per share	1,750,000	175	834,825	—	—	—	835,000
Issuance of common stock for finders fee at $0.45 per share	1,000,000	100	449,900	—	—	—	450,000
Cancellation of common stock for shares issued in error at $0.48 per share	(100,000)	(10)	(47,990)	—	—	—	(48,000)
Allocation of expired options to additional paid-in capital	—	—	520,000	(520,000)	—	—	—
Net loss for the year ended December 31, 2004	—	—	—	—	—	(6,943,587)	(6,943,587)

Balance, December 31, 2004	90,117,246	$9,012	$18,558,348	$3,750,250	$3,501,483	$(21,545,406)	$4,273,687

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Number of Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2004	90,117,246	9,012	18,558,348	3,750,250	3,501,483	(21,545,406)	4,273,687
Issuance of options for consulting services at $.01—$.41				1,290,662			1,290,662
Issuance of common stock for the exercise of options at $.01 per share	2,064,900	206	588,257	(567,814)			20,649
Issuance of 1,650,000 shares for consulting services	1,650,000	165	590,835				591,000
Sale of common stock and issuance of warrants at exercise prices of $.45—$.50 per share	4,230,555	423	1,016,577		63,000		1,080,000
Adjustment for options expired			142,598	(142,598)			—
Issuance of warrants attached to convertible debentures					481,089		481,089
Sale of common stock at $.15 and $.18 per share	222,008	22	34,946				34,968
Net Loss						(4,576,705)	(4,576,705)

	98,284,709	$9,828	$20,931,561	$4,330,500	$4,045,572	$(26,122,111)	$3,195,350

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting, which conforms to accounting principles generally accepted in the United States of America.

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

Consolidated Financial Statements

The accompanying financial statements include those of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Loss Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there was approximately 52,295,990 common stock equivalents outstanding at December 31, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at December 31, 2005.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $26,122,111 through December 31, 2005. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $2,500,000 of cash is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek additional capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

Goodwill and Patents

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetic, Inc., (hereinafter “TGI”). In completing the acquisition, the Company issued to TGI notes, which were cancelled for exchange of Company’s common stock in the merger with TGI. See Note 11. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, the Company does not amortize goodwill. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. Patents are recorded at cost and amortized on a straight-line basis over 17 years.

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2005.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

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

Segment Reporting

The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity and because its wholly owned Beijing subsidiary had no activity other than expenses of $123,000 which are included in the statement of operations as of December 31, 2005.

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

December 31, 2005

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

December 31, 2005

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to five years. The estimated useful lives of leasehold improvements are twenty years, the expected term of the lease plus extensions.

The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2005	December 31, 2004
Equipment	$313,070	$273,298
Leasehold improvements	938,627	78,965

	1,251,697	352,263
Less accumulated depreciation	(290,936)	(216,711)

	$960,761	$135,552

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the years ended December 31, 2005 and 2004 was $74,226 and $45,146, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

NOTE 4 – GOODWILL AND PATENTS

The Company’s goodwill and patents as of December 31, 2005 were comprised of the following:

	Intangible Asset	Accumulated Amortization	Net Balance
Patents	$50,000	$(11,765)	$38,235
Goodwill	5,156,052	(21,692)	5,134,360

	5,206,052	$(33,457)	$5,172,595

Amortization expense was $33,457 for the year ended December 31, 2005.

The Company has the following patents issued:

Region	Date Issued	Patent No.
Australia	October 19, 2000	721463
Canada	March 18, 2003	2220347
EPC (Austria, Denmark, France, Germany, Great Britain, Ireland, Italy, Liechtenstein, Monaco, Netherlands, Spain, and Switzerland)	September 5, 2001	69615015.8
Hong Kong	August 9, 2002	HK1009457
Israel	January 5, 1996	118103/5
Russia and Former Soviet Republics	July 4, 2000	001100

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subjected to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of December 31, 2005, the Company does not have product liability insurance for any of its drug candidate products.

Consulting Agreements

During the year ended December 31, 2005, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 10 regarding stock options). As of December 31, 2005, the Company had ten individuals and firms engaged under such agreements.

The Company also has other agreements with consultants for future issuance of common stock as compensation.

Employment Agreements

On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. Mr. Hampar Karagezian resigned his position on August 5, 2004, which voids his employment agreement. The two remaining agreements are effective until May 31, 2006 and may be extended for additional one year terms upon the mutual consent of the employee and the Company. Each agreement provides for a salary of $150,000 per annum, a signing bonus of 500,000 options to purchase shares of the Company’s common stock at a price equal to market value on the date of the options’ issuance, and an annual grant of 1,800,000 stock options to purchase shares of the Company’s common stock at a price equal to market value on the date of the options’ issuance. On May 1, 2005, the Company entered into an employment agreement with Monica Ord, an officer of the Company. The agreement provides for a salary of $150,000 per annum plus 800,000 options to acquire shares of common stock at a price of $0.01 which vests in eight increments of 100,000 for each three months of employment. The agreement also provides for certain performance-based bonuses. See Note 9 regarding stock options.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

Distribution Agreements

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

Total lease commitments for the subsequent years ended December 31 are as follows:

2006	$149,616
2007	$149,616
2008	$77,400
2009	$45,150

$421,782

NOTE 6 – COMMON STOCK

Between December 2, 2005 and December 5, 2005, the Company completed the sale of 2,800,000 shares of common stock and warrants to purchase an additional 2,800,000 shares at a price of $.45 per share that are exercisable for a term of three years to individual investors for $700,000.

In December 2005, the Company issued 500,000 shares to four consultants for services valued at $260,000. The Company also issued 150,000 and 100,000 shares to consultants for cash of $1,500 and $1,000 and services valued at $40,750 and $28,000, respectively.

On November 7, 2005, the Company completed the sale of 555,555 shares of common stock and warrants to purchase an additional 555,555 shares at a price of $.30 per share that is exercisable for a term of two years to an individual investor for $100,000.

In November 2005, the Company completed the sale of 222,008 shares of common stock to individual investors for $34,968.

In October 2005, the Company issued 750,000 shares to five consultants for services valued at $750,000. The Company also issued 102,000 shares to a consultant for cash of $1,020 and services valued at $23,460.

In November 2005, the Company issued 143,100 shares to a consultant for cash of 1,431 and services valued at $52,110.

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

On the occurrence of either authorization by the FDA to conduct a human clinical trial or authorization by a foreign regulatory agency permitting a human clinical trial in the Caribbean, Central America (including Mexico), and South America, the securities purchase agreement grants to General Global Ventures the option of investing in any business entity formed by the Company for distribution of the Company’s products, VGV-1, in the Caribbean, Central America (including Mexico), and South America.

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

December 31, 2005

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

NOTE 7 – INCOME TAXES

At December 31, 2005, the Company had net deferred tax assets of approximately $6,369,913 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2005 and 2004.

The significant components of the deferred tax asset at December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforward before adjustments	$26,122,111	$21,545,406
Section 197 amortization of patents	347,070	347,070
Tax over book depreciation	10,406	32,395
Options/warrants issued for expenses	(7,744,550)	(6,453,960)

Net operating loss carryforward	18,735,037	15,470,911

Deferred tax asset	$6,369,913	$5,260,110
Deferred tax asset valuation allowance	$(6,369,913)	$(5,260,110)

At December 31, 2005, the Company has utilizable net operating loss carryforwards of approximately $18,735,000, which expire in the years 2016 through 2025. The Company recognized approximately $1,290,590 of losses from issuance of restricted common stock and stock options for services in fiscal 2005, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2004 to December 31, 2005 was $1,109,803.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At December 31, 2005 and 2004, respectively, the Company had the following obligations:

	2005	2004
Convertible notes payable to related parties	$2,120,820	$1,943,605

Total	$2,120,820	$1,943,605

Accrued interest on convertible notes payable to related parties was $291 and $212,938 at December 31, 2005 and 2004, respectively.

Convertible notes payable	$516,800	—
Less discount on convertible notes payable	(453,834)	—

	$62,966	$—

The convertible notes payable are due at maturity from December 2007 to October 2008 and accrue interest at 10% which is paid monthly. The principal amount of the notes is convertible to common stock at any time at a rate of one common share for each $.18 of principal. The holders of the notes acquired warrants to purchase 2,871,111 shares of the Company’s common stock over terms from two to three years at an exercise price of $.30 per share. The warrants are recorded as a discount against the notes and amortized over the life of the notes. Amortization expense for the year ended December 31, 2005 was $27,255.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

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

NOTE 9 – WARRANTS

During the year ended December 31, 2005, the Company granted 4,055,555 warrants to investors in connection with private placements of 4,230,555 shares of common stock for $1,118,533 cash. The Company also granted 2,771,109 warrants to investors in connection with the issuance of unsecured convertible debentures in the principle amount of $516,800. The Company cancelled 4,000,000 warrants to an investor replacing them with an additional 4,000,000 warrants.

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

During the year ended December 31, 2005, the fair value of each warrant granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 164%, expected life of 1-5 years, and no expected dividends. The value of these warrants in the amount of $481,089 reduced notes payable.

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

The following is a summary of stock warrants activity:

Number of Warrants
Warrants outstanding at December 31, 2003	800,880
Granted	28,775,246
Exercised	(350,000)

Warrants outstanding and exercisable at December 31, 2004	29,226,126

Weighted average fair value of warrants granted during the year ended December 31, 2004	$0.12

Number of Warrants
Warrants outstanding at December 31, 2004	29,226,126
Granted	10,826,664
Cancelled	(4,000,000)

Warrants outstanding and exercisable at December 31, 2005	36,052,790

Weighted average fair value of warrants granted during the year ended December 31, 2005	$0.24

NOTE 10 – STOCK OPTIONS

During the three months ended December 31, 2005, the Company granted 551,500 options under various consulting or advising agreements at an exercise price of $.01. These options are generally granted at varying rates per consultant or advisor for every month or three months of service until the termination of the individual agreements. At December 31, 2005, 292,100 of the options granted had been exercised. There were also 199,000 of options granted during the three months ended September 30, 2005 that were exercised by December 31, 2005.

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

December 31, 2005

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

During the year ended December 31, 2005, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%; volatility of 164%; expected life of 1-5 years; and no expected dividends. The value of these options in the amount of $1,290,662 is included in consulting fees expense in the accompanying financial statements.

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2004	10,650,000	$.42
Granted during 2004	8,063,400	.29
Expired during 2004	(1,000,000)	.40
Exercised during 2004	(2,913,400)	.01

Options outstanding and exercisable at December 31, 2004	14,800,000	.38

Weighted average fair value of options granted during the year ended December 31, 2004	$0.49

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2005	14,800,000	$.38
Granted during 2005	4,180,100	.06
Exercised during 2005	(2,736,900)	.01

Options outstanding and exercisable at December 31, 2005	16,243,200	$0

Weighted average fair value of options granted during the year ended December 31, 2005	$.28

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

December 31, 2005

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

NOTE 12 – SUBSEQUENT EVENTS

Debenture Financing

On March 29, 2006, Viral Genetics, Inc. entered into securities purchase agreements with eight private investors providing for convertible debt financing to Viral Genetics. In the transactions, Viral Genetics agree to issue to the investors:

(1) 10% Senior Secured Amortizing Convertible Debentures Due September 1, 2008 (the “Debentures”), in the aggregate principal amount of approximately $2.9 million;

(2) Warrants to purchase approximately 6.4 million shares of Viral Genetics common stock at an exercise price of $0.78 per share exercisable over a term of five years (the “Warrants”); and

(3) Unit Purchase Warrants to purchase an additional $2.1 million in principal amount of Debentures and additional Warrants to purchase 4.7 million shares of common stock (the “Unit Warrants”).

The initial purchase of $2.5 million in principal amount of the Debentures was closed on March 29, 2006, resulting in proceeds to Viral Genetics after commissions and the investors’ professional fees of approximately $2.2 million. The remainder of the transaction is expected to be closed within the week.

The principal amount of the Debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.45 of principal. Principal is payable over a term of 24 months beginning October 1, 2006, and may, at the election of Viral Genetics and subject to certain conditions, be paid in shares of common stock priced at the lower of $0.45 or 80 percent of the average of the three lowest closing bid prices during the ten trading days prior to the monthly payment date. If monthly installments of principal are paid in cash, Viral Genetics must pay an additional premium equal to five percent of the monthly principal payment. Interest on the Debentures is paid quarterly beginning October 1, 2006, and may, at the election of Viral Genetics and subject to the satisfaction of certain conditions, be paid with shares of common stock. The shares of common stock underlying the securities sold in this financing transaction will be registered for resale on a registration statement to be filed by Viral Genetics within 45 days following closing. The Unit Warrants are exercisable over a term of nine months following the effective date of the registration statement. Beginning six months following the effective date of the registration statement, Viral Genetics can prepay the Debentures, subject to certain conditions and the payment of a 20 percent premium on the principal amount of the Debentures prepaid.

The Debentures are secured by substantially all of the assets of Viral Genetics. So long as the Debentures are outstanding, Viral Genetics is prohibited from incurring additional debt, except in the ordinary course of business in an amount in the aggregate not to exceed $25,000 and indebtedness incurred for purchase or lease of fixtures and equipment in an aggregate amount not to exceed $8,000,000, allowing any liens to attach to its assets, except for capital leases and purchase money security interests established on the acquisition of fixtures and equipment, repay or redeem any of its securities, and making any distributions on its outstanding securities.

The securities were offered and sold in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. HPC Capital Management Corporation assisted with placement of the financing and will receive a cash commission of approximately $290,000, and Warrants to purchase approximately 145,000 shares of common stock.

In a related transaction, the investors purchasing the Debentures negotiated for and purchased from three other creditors of Viral Genetics unsecured convertible debentures in the principal amount of $576,800 that accrue interest at the rate of 10 percent per annum originally issued in October 2005. Accrued interest on the unsecured debentures at the time of the purchase was $21,650, so the total purchase price paid was $598,450. The maturity date of the unsecured debentures is October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal. Viral Genetics will include the shares underlying the unsecured debentures in the registration statement described above.

As an inducement to the three creditors to sell the unsecured debentures to the investors purchasing the Debentures, Best Investments, Inc., which holds convertible promissory notes issued by Viral Genetics, agreed to sell to the three creditors $598,450 in principal amount of the convertible notes for cash in that amount. Haig Keledjian, an officer, director, and principal shareholder of Viral Genetics, is the sole officer and director of Best Investments, Inc.

Debt, Stock and Convertible Issuances

In January, February and March 2006, the Company received unsecured advances from five private investors totaling $267,000.

In March the Company was invoiced for approximately $500,000 of expenses related to reimbursement of clinical trial expenses owed to Timothy and Thomas, LLC pursuant to our Distribution Management Agreement, which we paid.

In March 2006, Caribou Investments, Inc., subscribed for the purchase of 1,800,000 shares of common stock at a price of $0.35 per share, or a total of $630,000, payable $250,000 on March 10, 2006, $250,000 on April 10, 2006, and $130,000 on May 10, 2006. In connection with the transaction, Caribou Investments agreed to cancel outstanding options to purchase 88,417 shares at an average exercise price of $0.53 per share and warrants to purchase 1,747,719 shares at an exercise price of $0.40. The first two installments totaling $500,000 each were received in March and April 2006 and the Company issued to Caribou Investments 1,428,572 shares of common stock.

In March 2006, Viral Genetics, Inc. issued 750,000 shares to Imperial Consulting Network, Inc. as partial compensation for a publication agreement.

In March 2006, Viral Genetics, Inc. (the “Company”) issued 308,334 shares of common stock to Medbridge Development Corporation and 151,866 shares to Joseph Natale as compensation for consulting services rendered to the Company.

In March 2006, the Company issued 643,800 shares to two employees pursuant to the terms of employment agreements as partial compensation for services to the Company to be performed under the agreements. The shares are subject to forfeiture if employment is terminated.

In February 2006, the Company issued: 100,000 shares of common stock to Michael Agadjanyan on exercise of an option and payment of the exercise price of $1,000; 25,000 shares of common stock to Dr. Robert Siegel on exercise of an option and payment of the exercise price of $250; 96,000 shares of common stock to five individuals on exercise of an option issued to Ashot Petrossian and payment of the exercise price of $960; and 100,000 shares to Ronald Moss on exercise of an option and payment of the exercise price of $1,000. In January 2006, the Company issued 26,400 shares of common stock to Andre Bagdasarian on exercise of an option and payment of the exercise price of $264. All of the foregoing options were issued as compensation for consulting services.

In February 2006, the Company settled an outstanding payment obligation for construction on the Company’s facility in the amount of $173,845 owed to Kizyma Electric by issuing 695,379 shares of common stock.

Pursuant to a placement agency agreement with Stonegate Securities, Inc., the Company issued to the three principals of Stonegate Securities 200,000 shares of common stock in January 2006. The shares were and will be issued as compensation for services in reviewing and analyzing the Company with a view to assisting the Company in raising capital.

On December 23, 2005, the Company sold an unsecured convertible debenture in the principal amount of $116,800 that accrues interest at the rate of 10 percent per annum to Provident Holdings Group, LLC. The debenture matures on October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal, which is subject to certain anti-dilution adjustments. Provident also acquired a warrant to purchase a total of 648,888 shares of the Company’s common stock over a term of three years at an exercise price of $0.30 per share. Provident has the right to tender the debenture for redemption before the maturity date if there is a change in control of the Company, which is defined as a sale of substantially all of the Company’s assets or a change in more than 50 percent of the voting control of the Company. Subject to certain exceptions, the Company agreed to register the shares of common stock underlying the convertible debentures and warrants under any registration statement filed by the Company to register shares to be offered for the account of the Company or other selling shareholders. One of the exceptions is that the Company is not obligated to include the shares in any Registration Statement filed to register securities of the Company offered and sold in a financing transaction involving the sale of Company securities where the underwriter of the transaction or, if there is no underwriter, the Company, reasonably determines in good faith that the inclusion of the shares underlying the debentures and warrants would materially negatively affect the financing transaction. The debenture and warrant are identical to the debenture and warrant issued by the Company in October 2005.

In December 2005, the Company issued 100,000 shares of common stock to Ronald Moss on exercise of an option and payment of the exercise price of $1,000 and 50,000 shares of common stock to Eric Rosenberg on exercise of an option and payment of the exercise price of $500.

New Director

On February 16, 2006, the board of directors of Viral Genetics, Inc., adopted resolutions increasing the number of persons comprising the board from five to six and elected Elizabeth Hoffman, PhD., to fill the resulting vacancy. No decision was made regarding her appointment to committees of the board. At the time of her election Dr. Hoffman was granted an option to purchase 100,000 shares of Viral Genetics common stock at an exercise price of $0.80 per share that expires February 16, 2008.

Litigation

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the allegations unequivocally, intends to file an answer to the complaint denying the substantive allegations, and will assert counterclaims that it believes it has against T&T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part a calculated effort by T&T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.