Form 10KSB/A
period 2005-12-31
VIRAL GENETICS INC /DE/
filed 2006-05-16
CIK 1091326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

As of March 31, 2006 the issuer had 102,167,624 shares of its common stock outstanding.

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

This amended report is filed to revise amounts stated on Viral Genetics’ consolidated financial statements as accrued interest; convertible notes payable, related parties; convertible notes payable; total long-term liabilities; additional paid-in capital; deficit accumulated during development stage; interest expense; and total stockholders’ equity.

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

The Company was incorporated under the laws of the state of Delaware on June 8, 1998, and in October 2001 acquired its subsidiary, Viral Genetics, Inc., a California corporation formed in 1995 (“VGI”). In September 2004 we completed a restructuring and conversion to equity of an outstanding note payable to Therapeutic Genetic, Inc. in connection with a statutory tax a merger of that company with and into VGI.

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

PBMC - Peripheral Blood Mononuclear Cell viral load assays, which is a type of blood test that detects living HIV in the blood.

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

We have not been profitable since our inception. We reported net losses of approximately $5.1 million and $7.2 million for the years ended 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $36.3 million. We have not generated any revenue from product sales or royalties from product sales to date, and it is possible that we will never have significant product sales revenue or royalty revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture, and market our current product candidates, particularly VGV-1, as well as continue to identify, develop, manufacture, and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

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

On June 30, 2004, TGI exercised the option to convert the convertible debentures they held under the Debt Restructuring Agreement dated May 22, 2003 to 24,708,580 shares of common stock and warrants to purchase an additional 24,708,580 shares. The warrants are exercisable at a price of $0.40 per share over a five-year period expiring on September 19, 2009.

From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations (the “Founders’ Notes”). On April 1, 2003, the principal and accrued interest of the Founders’ Notes were restructured such that the due date of repayment was extended to April 1, 2008. It was also agreed that the holders of the Founders’ Notes could exchange the principal and accrued interest for Units of the Company at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of the Company and one warrant to purchase one share of the common stock of the Company for $0.40 exercisable for 5 years. On August 5, 2004, the Founders’ Notes were assigned to Best Investment, Inc., a corporation of which Haig Keledjian, an officer and director, is the sole officer and director. As of December 31, 2005, the total principal and accrued interest on the Founder’s Notes was $2,120,820. If exchanged pursuant to the foregoing terms, the Company would issue to the holders of the Founder’s Notes 7,069,400 shares and 7,069,400 warrants.

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

At December 31, 2005, we had $180,198 of current assets, current liabilities of $1,018,425, and long-term liabilities of $2,597,553. We estimate that we will need to fund approximately $1.5 million of research and development costs in the United States and South Africa $100,000 of patent work, and $900,000 of administrative expenses and product manufacturing costs during 2006.

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

Name and Address	Shares Beneficially Owned		Percent of Class
Haig Keledjian (1)(2) P.O. Box 1020 South Pasadena, CA 91031	20,522,530 5,900,000 10,149,126 9,857,441	(2) (3) (5) (6)	36.5%

Harry Zhabilov, Jr. (1)(2)(4) P.O. Box 1020 South Pasadena, CA 91031	10,393,679 5,900,000 4,927,299	(3) (6)	18.7%

Arthur Ammann (1) PO Box 1020 South Pasadena, CA 91031	100,000	(8)	0.1%

Elizabeth Hoffman (1) PO Box 1020 South Pasadena, CA 91031	100,000	(9)	0.1%

Monica Ord (1) PO Box 1020 South Pasadena, CA 91031	2,015,000 700,000	(10)	2.6%

Hampar Karageozian (1) 31021 Marbella Vista San Juan Capistrano, CA 92675	10,276,221 2,300,000 4,934,712	(4) (6)	15.9%

Arthur Keledjian (1) P.O. Box 1020 South Pasadena, CA 91032	-0-		0%

John D. Lefebvre P.O. Box N7120 Nassau, Bahamas	10,000,000 6,000,000	(7)	14.7%

Caribou Investments, Inc. Abbott Buidling, 2nd Floor Road Town, Tortola British Virgin Islands	5,828,572 371,428	(11)	6.0%

All officers and directors (7 persons)	88,076,008		60.3%

(1)	Officer or Director of Viral Genetics.
(2)	Haig Keledjian holds 2,302,667 shares personally. He holds 5,932,761 and 5,058,001 shares as Trustee for two irrevocable voting trusts for the benefit of his children; 4,005,924 shares as Trustee for an irrevocable trust established for a group of private investors; 3,201,393 shares as Trustee for an irrevocable discretionary trust established for a group of Mr. Keledjian’s family members; and 21,784 shares as Trustee for a non-profit foundation. Mr. Keledjian has sole voting and investment control over the shares he holds as Trustee.
(3)	Each of these persons holds an option to purchase 2,300,000 shares of common stock at an exercise price of $0.52 per share exercisable and an option to purchase 1,800,000 shares of common stock at an exercise price of $0.45 per share. They will each receive in June 2006 additional options to purchase 1,800,000 shares at an exercise price equal to the then market price of Viral Genetics’ common stock. All of these options are exercisable until the earlier of two years following termination of their employment agreement with the Company or May 31, 2008.

(4)	Hampar Karageozian holds an option to purchase 2,300,000 shares of common stock at an exercise price of $0.52 per share exercisable until August 5, 2006.
(5)	Haig Keledjian is the sole officer and director of Best Investments, Inc., which holds three notes totaling $1,522,369 that were assigned to Best Investments, Inc., on August 5, 2004 by Haig Keledjian, Hampar Karageozian, and Tomson Voting Trust (of which Harry Zhabilov, Jr. is a beneficiary). At December 31, 2005, these notes were convertible to 5,074,563 shares of common stock and warrants to purchase an additional 5,074,563 shares at $0.40 per share. If the warrants were exercised, Best Investments, Inc. would hold 10,149,126 shares of the Company. Mr. Keledjian has sole voting and investment control over all of the shares held by Best Investments, Inc., including those it may acquire through exercise of the warrants. In regard to the shares held by Best Investments, Inc., including those it may acquire through exercise of the warrants, Mr. Karageozian and Mr. Zhabilov, Jr. each disclaim any beneficial interest in or control of the shares.
(6)	Each of these persons holds warrants to purchase shares of common stock at a price of $0.40 per share that are exercisable until September 30, 2009. The warrants were issued in connection with the conversion of notes payable by Therapeutic Genetic, Inc.
(7)	Mr. Lefebvre holds 4,000,000 warrants to purchase shares of common stock at a price of $0.60 per share that are exercisable until November 17, 2006 and 2,000,000 warrants to purchase shares of common stock at a price of $0.45 per share that are exercisable until December 5, 2008.
(8)	Arthur Ammann holds an option to purchase 100,000 shares of common stock at an exercise price of $0.25 exercisable until June 1, 2007 of which 50,000 are vested and exercisable and 50,000 vest and become exercisable May 10, 2006.
(9)	Elizabeth Hoffman holds an option to purchase 100,000 shares of common stock at an exercise price of $0.80 exercisable until January 30, 2008 of which 50,000 vest and become exercisable July 9, 2006 and 50,000 vest and become exercisable January 9, 2007.
(10)	Monica Ord holds an option to purchase 700,000 shares of common stock at an exercise price of $0.01 exercisable until June 30, 2007 of which 200,000 are vested and exercisable and the remaining 500,000 vest and become exercisable in increments of 100,000 every three months.
(11)	Effective February 15, 2006, Caribou Investments, Inc. has entered into a subscription agreement with the Company whereby Caribou will purchase 371,418 shares of the Company’s common stock for consideration of $130,000 cash and cancellation of 360,639 warrants to acquire shares of the Company’s common stock with an exercise price of $0.40.

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

On June 30, 2004, TGI exercised the option to convert the convertible debentures they held under the Debt Restructuring Agreement dated May 22, 2003 to 24,708,580 shares of common stock and warrants to purchase an additional 24,708,580 shares. The warrants are exercisable at a price of $0.40 per share over a five-year period expiring on September 19, 2009.

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

VIRAL GENETICS, INC.

Date May 15, 2006	By:	/s/ Haig Keledjian
Haig Keledjian, President
Principal Executive Officer
Principal Financial & Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 15, 2006	By:	/s/ Haig Keledjian
Haig Keledjian, Director

Date May 15, 2006	By:	/s/ Harry Zhabilov, Jr.
Harry Zhabilov, Jr., Director

Date May 15, 2006	By:	/s/ Hampar Karageozian
Hampar Karageozian, Director

Date May 15, 2006	By:	/s/ Arthur Keledjian
Arthur Keledjian, Director

Date May 15, 2006	By:	/s/ Arthur Ammann
Arthur Ammann, Director

Date May 15, 2006	By:	/s/ Elizabeth Hoffman
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

As discussed in Note 13 to the financial statements, certain errors resulting in an understatement of interest expense, long-term liabilities, additional paid-in capital and accumulated deficit as at December 31,2005, were discovered by management of the Company subsequent to December 31, 2005. Accordingly, certain amounts reflected in the 2005 financial statements have been restated to correct the errors.

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

Odessa, Texas

April 20, 2006, except as to Note 13, as to which the date is May 12, 2006

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

As discussed in Note 13 to the financial statements, certain errors resulting in an understatement of interest expense, long-term liabilities, additional paid-in capital and accumulated deficit as at December 31, 2004, were discovered by management of the Company subsequent to December 31, 2004. Accordingly, certain amounts reflected in the 2004 financial statements have been restated to correct the errors.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has incurred an accumulated deficit through December 31, 2004, has substantial debt, and has recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

March 29, 2005, except for Note 13, as to which the date is May 12, 2006.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$180,198	$1,402,169

Total Current Assets	180,198	1,402,169

PROPERTY AND EQUIPMENT, NET	960,761	135,552

OTHER ASSETS
Deposits and other	43,940	42,940
Goodwill and patents	5,172,595	5,206,052

Total Other Assets	5,216,535	5,248,992

TOTAL ASSETS	$6,357,494	$6,786,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$829,201	$281,483
Accrued wages payable	140,500	75,000
Accrued interest	48,724	75,790

Total Current Liabilities	1,018,425	432,273

LONG-TERM LIABILITIES
Convertible notes payable, related parties	2,080,753	2,080,753
Convertible notes payable	516,800	—

Total Long-Term Liabilities	2,597,553	2,080,753

TOTAL LIABILITIES	3,615,978	2,513,026

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; no shares issued and outstanding	—	—
Common stock, 250,000,000 shares authorized, $0.0001 par value; 98,284,709 and 90,117,246 issued and outstanding, respectively	9,828	9,012
Additional paid-in capital	31,109,178	28,219,165
Common stock warrants	3,564,483	3,501,483
Common stock options	4,330,500	3,750,250
Deficit accumulated during development stage	(36,272,473)	(31,206,223)

Total Stockholders’ Equity	2,741,516	4,273,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,357,494	$6,786,713

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From July 11, 1995 (Inception) to December 31, 2005
	Year Ended December 31,
	2005	2004
	(restated)	(restated)	(restated)
REVENUES	$—	$—	$347,750

EXPENSES
Research and development	561,399	1,500,585	7,138,216
Laboratory fees	89,029	76,990	295,690
Management salaries	577,600	1,028,750	3,107,572
Amortization and depreciation expense	107,683	45,146	323,393
Legal and professional	236,733	306,796	837,819
Consulting fees	1,644,207	3,689,897	9,336,789
General and administrative expenses	1,255,822	995,828	3,278,204

Total Expenses	4,442,473	7,643,992	24,317,683

LOSS FROM OPERATIONS	(4,442,473)	(7,643,992)	(23,969,933)

OTHER INCOME (EXPENSE)
Sale of distribution rights	—	1,059,966	1,309,966
Interest income	2,396	2,040	4,547
Interest expense	(626,173)	(700,352)	(13,617,053)

Total Other Income (Expense)	(623,777)	361,654	(12,302,540)

LOSS BEFORE INCOME TAXES	(5,066,250)	(7,282,338)	(36,272,473)

INCOME TAXES	—	—	—

NET LOSS	$(5,066,250)	$(7,282,338)	$(36,272,473)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	92,530,821	60,127,809

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			From July 11, 1995 (Inception) to December 31, 2005
	2005		2004
	(restated)		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(5,066,250)	$(7,282,338)	$(36,236,763)
Amortization and depreciation		107,683	45,146	324,393
Beneficial conversion feature of convertible debt		516,800	338,751	10,141,907
Non-cash operating expenses		—	—	144,901
Non-cash income		—	(309,966)	(309,966)
Issuance of common stock for services		591,000	419,687	3,728,510
Issuance of common stock for finders fee		—	450,000	450,000
Options and warrants issued for services		1,290,590	3,892,960	7,744,550
Options exercised for services		—	—	2,500
Warrants exercised for services		—	—	12,500
Issuance of common stock for expenses paid by third party		—	—	593,947
Issuance of common stock for settlement agreement		—	835,000	835,000
Issuance of stock for interest		—	1,254,213	1,256,135
Notes payable issued for expenses		—	762,527	907,349
Expenses paid with notes payable		—	(43)	(10,043)
Notes payable converted to accrued wages		—	—	(25,000)
(Increase) decrease in deposits and other assets		(1,000)	(41,090)	(43,940)
Increase (decrease) in accrued interest		(204,281)	(996,443)	8,657
Increase (decrease) in accounts payable		547,718	39,826	829,200
Increase (decrease) in accrued wages payable		65,500	(375,000)	140,500
Decrease in bank overdrafts payable		—	—	—
Proceeds from customer deposit			(100,000)	—

Net Cash Used in Operations		(2,152,240)	(1,066,770)	(9,505,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements		(859,662)	(78,965)	(938,627)
Acquisition of equipment		(39,773)	(37,618)	(352,471)
Increase in patent		—	—	(5,206,051)

Net Cash Used in Investing Activities		(899,435)	(116,583)	(6,497,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable related parties		177,215	39,980	9,356,171
Proceeds from convertible debentures		516,800	(271,202)	(528,180)
Proceeds from exercise of options and warrants		20,721	44,634	72,355
Proceeds from sale of common stock		1,114,968	2,506,903	7,282,664

Net Cash Provided by Financing Activities		1,829,704	2,320,315	16,183,010

Change in cash		(1,221,971)	1,136,962	180,198

Cash and cash equivalents, beginning of period		1,402,169	265,207	—

Cash and cash equivalents, end of period		$180,198	$1,402,169	$180,198

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid		$313,654	$78,792	$459,507

Income taxes paid		$—	$—	$—

NON-CASH TRANSACTIONS:
Issuance of common stock for services		$591,000	419,867	3,728,510
Issuance of common stock for settlement agreement		$—	835,000	835,000
Options and warrants issued for services		$1,290,590	3,892,960	7,744,550
Options and warrants exercised for services		$567,814	—	682,814
Non-cash operating expenses		$—	—	144,901
Issuance of common stock for debt paid by third party		$—	—	593,947
Issuance of common stock for debt and interest		$—	7,524,274	8,255,471
Notes payable issued for services	$		2,333	147,155
Notes payable issued for expenses	$		43	10,043
Notes payables issued for accrued wages		$—	—	25,000
Issuance of common stock for finders fee		$—	450,000	450,000
Warrants issued with convertible debentures		$516,800	—	516,800

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

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
			(restated)			(restated)	(restated)
Balance, December 31, 2000	29,682,824	$2,968	$4,498,165	$—	$—	$(7,025,744)	$(2,524,611)
Issuance of common stock for cash at $0.84 per share	29,464	3	24,747	—	—	—	24,750
Issuance of common stock for services at $0.84 per share	37,811	4	31,464	—	—	—	31,468
Recapitalization through reverse merger and acquisition of 5 Starliving Online, Inc.	8,035,693	804	(281,079)	—	—	—	(280,275)
Miscellaneous adjustment due to merger	481	—	—	—	—	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	(1,356,117)	(1,356,117)

Balance, December 31, 2001	37,786,273	3,779	4,273,297	—	—	(8,381,861)	(4,104,785)
Issuance of common stock for cash at $0.70 per share	215,000	21	149,979	—	—	—	150,000
Issuance of common stock from the exercise of options for cash at $0.01 per share	1,000,000	100	149,900	—	—	—	150,000
Issuance of common stock for debt at $0.80 per share	1,654,027	165	1,223,815	—	99,242	—	1,323,222
Issuance of common stock for services at $0.22 per share	67,837	7	14,993	—	—	—	15,000
Net loss for the year ended December 31, 2002	—	—	—	—	—	(1,776,851)	(1,776,851)

Balance, December 31, 2002	40,723,137	4,072	5,811,984	—	99,242	(10,158,712)	(4,243,414)
Issuance of options for services at $0.10 to $0.66	—	—	—	2,384,000	—	—	2,384,000
Issuance of warrants for services at $0.29 to $0.35	—	—	—	—	177,000	—	177,000
Issuance of common stock for cash at $0.20 to $0.35 per share	3,531,456	354	873,889	—	—	—	874,243
Issuance of common stock for cash at $0.2135 per share	2,341,675	234	499,766	—	—	—	500,000
Issuance of common stock from the exercise of options for cash at $0.01 per share	700,000	70	269,930	(263,000)	—	—	7,000
Issuance of common stock from the exercise of options for debt at $0.01 per share	480,769	48	197,260	(192,500)	—	—	4,808
Issuance of common stock from the exercise of options for services at $0.01 per share	250,000	25	84,975	(82,500)	—	—	2,500
Issuance of common stock from the exercise of warrants for expenses at $0.05 per share	250,000	25	84,975	—	(72,500)	—	12,500
Issuance of common stock for services at $0.20 to $0.70 per share	383,096	38	132,984	—	—	—	133,022
Issuance of common stock and warrants for debt and interest at $0.30 per share	450,880	45	69,841	—	65,378	—	135,264
Allocation of expired warrants to additional paid-in capital	—	—	99,242	—	(99,242)	—	—
Beneficial conversion feature of convertible debt	—	—	9,322,066	—	—	—	9,322,066
Net loss for the year ended December 31, 2003	—	—	—	—	—	(13,765,173)	(13,765,173)

Balance, December 31, 2003	49,111,013	$4,911	$17,446,912	$1,846,000	$169,878	$(23,923,885)	$(4,456,184)

The accompanying notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
			(restated)			(restated)	(restated)
Balance, December 31, 2003	49,111,013	$4,911	$17,446,912	$1,846,000	$169,878	$(23,923,885)	$(4,456,184)
Issuance of common stock and warrants for cash at $0.25 per share	8,000,000	800	1,799,200	—	200,000	—	2,000,000
Issuance of common stock and warrants for debt at $0.30 per share in connection with note conversion	24,708,580	2,471	4,274,965	—	3,226,838	—	7,504,274
Issuance of common stock for exercise of warrants for cash at $0.01 to $0.05 per share	350,000	35	119,965	—	(104,500)	—	15,500
Issuance of options for consulting services at $0.34 to $0.84 per option	—	—	—	3,892,960	—	—	3,892,960
Issuance of common stock from the exercise of options at $0.01 per share	2,913,400	291	1,497,553	(1,468,710)			29,134
Issuance of common stock for services at $0.30 to $0.67 per share	979,722	98	467,589	—	—	—	467,687
Issuance of common stock for cash at $0.30 to $0.53 per share	1,337,865	134	506,769	—	—	—	506,903
Issuance of common stock and warrants for debt conversion at $0.30 per share	66,666	7	10,726	—	9,267	—	20,000
Issuance of common stock for settlement at $0.44 to $0.70 per share	1,750,000	175	834,825	—	—	—	835,000
Issuance of common stock for finders fee at $0.45 per share	1,000,000	100	449,900	—	—	—	450,000
Cancellation of common stock for shares issued in error at $0.48 per share	(100,000)	(10)	(47,990)	—	—	—	(48,000)
Allocation of expired options to additional paid-in capital	—	—	520,000	(520,000)	—	—	—
Beneficial conversion feature of convertible debt	—	—	338,751	—	—	—	338,751
Net loss for the year ended December 31, 2004	—	—	—	—	—	(7,282,338)	(7,282,338)

Balance, December 31, 2004	90,117,246	$9,012	$28,219,165	$3,750,250	$3,501,483	$(31,206,223)	$4,273,687

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Number of Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
			(restated)			(restated)	(restated)
Balance, December 31, 2004	90,117,246	9,012	28,219,165	3,750,250	3,501,483	(31,206,223)	4,273,687
Issuance of options for consulting services at $.01—$.41				1,290,662			1,290,662
Issuance of common stock for the exercise of options at $.01 per share	2,064,900	206	588,257	(567,814)			20,649
Issuance of 1,650,000 shares for consulting services	1,650,000	165	590,835				591,000
Sale of common stock and issuance of warrants at exercise prices of $.45—$.50 per share	4,230,555	423	1,016,577		63,000		1,080,000
Adjustment for options expired			142,598	(142,598)			—
Beneficial conversion feature of convertible debt			516,800				516,800
Sale of common stock at $.15 and $.18 per share	222,008	22	34,946				34,968
Net Loss						(5,066,250)	(5,066,250)

	98,284,709	$9,828	$31,109,178	$4,330,500	$3,564,483	$(36,272,473)	$2,741,516

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

Goodwill and Patents

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of patents from Therapeutic Genetic, Inc., (hereinafter “TGI”) in 1995. In completing the acquisition, the Company issued to TGI notes, which were converted to common stock. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, the Company does not amortize goodwill. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. Patents are recorded at cost and amortized on a straight-line basis over 17 years.

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

The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing products similar to those of the Company. There can be no assurance that patents, if obtained for the aforementioned patent applications, will be enforceable. Patents that had been acquired from Therapeutic Genetics, Inc. were the security for a note payable which was converted to common stock and warrants in 2004.

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

In September 2004, the Company issued 24,708,580 shares to 37 entities in connection with the conversion of the Therapeutic Genetic, Inc. note payable. Included in this total are 19,719,452 shares issued to three directors of the Company or controlled entities. Also in September 2004, the Company issued 315,600 shares to 5 consultants for cash of $3,156 and services valued at $157,924. These shares were issued in reliance on the exemption from registration set forth in Section4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

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

The significant components of the deferred tax asset at December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforward before adjustments	$36,236,762	$31,206,223
Section 197 amortization of patents	347,070	347,070
Tax over book depreciation	10,406	32,395
Options/warrants issued for expenses and interest	(17,859,201)	(16,114,777)

Net operating loss carryforward	18,735,037	15,470,911

Deferred tax asset	$6,369,913	$5,260,110
Deferred tax asset valuation allowance	$(6,369,913)	$(5,260,110)

At December 31, 2005, the Company has utilizable net operating loss carryforwards of approximately $18,735,000, which expire in the years 2016 through 2025. The Company recognized approximately $2,362,679 of losses from issuance of restricted common stock, stock options and warrants for services and interest in fiscal 2005, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2004 to December 31, 2005 was $1,109,803.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At December 31, 2005 and 2004, respectively, the Company had the following obligations:

	2005	2004
5% Convertible notes payable to related parties	$2,080,753	$2,080,753

Total	$2,080,753	$2,080,753

Accrued interest on convertible notes payable to related parties was $40,067 and $75,790 at December 31, 2005 and 2004, respectively.

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

The convertible notes payable, aggregating $516,800, are due at maturity from December 2007 to October 2008 and accrue interest at 10% which is paid monthly. The principal amount of the notes is convertible to common stock at any time at a rate of one common share for each $.18 of principal. The holders of the notes acquired warrants to purchase 2,871,111 shares of the Company’s common stock over terms from two to three years at an exercise price of $.30 per share. The fair value of the warrants and beneficial conversion feature are determined to be $516,800 and this amount was recognized as interest expense immediately since the debt was convertible immediately.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

On June 30, 2004, a related party converted a note payable-related party in the amount of $6,976,758 plus accrued interest of $527,516 into 24,708,580 shares of common stock and 24,708,580, $0.40 stock purchase warrants.

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

During the three months ended September 30, 2004, the Company granted 24,708,580 warrants due to conversion of related party debt (see Note 9).

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2005

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2004	10,650,000	$.42
Granted during 2004	8,063,400	.29
Expired during 2004	(1,000,000)	.40
Exercised during 2004	(2,913,400)	.01

Options outstanding and exercisable at December 31, 2004	14,800,000	.38

Weighted average fair value of options granted during the year ended December 31, 2004	$0.49

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2005	14,800,000	$.38
Granted during 2005	4,180,100	.06
Exercised during 2005	(2,736,900)	.01

Options outstanding and exercisable at December 31, 2005	16,243,200	$0.47

Weighted average fair value of options granted during the year ended December 31, 2005	$.28

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

The initial purchase of $2.5 million in principal amount of the Debentures was closed on March 29, 2006, resulting in proceeds to Viral Genetics after commissions and the investors’ professional fees of approximately $2.2 million. The remainder of the transaction closed in April 2006.

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

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company had four (4) notes which were restructured as of March 31, 2003. The restructuring resulted in the following:

•	Interest Rates - Remained the same at 5%

•	Due dates were extended to March 31, 2008

•	Principal plus accrued interest was convertible into a unit comprised of

1.	One share of common stock for each $0.30 of principal plus interest

2.	One warrant with exercise price of $0.40

The new conversion feature of the restructuring should have had an effect on the financial statements; however, the financial statements for the years ended December 31, 2003 and 2004 did not reflect the interest cost associated with the warrants to be issued and the beneficial conversion feature of the common stock.

As of March 31, 2003, the following information was used to value the warrant interest expense and the beneficial conversion feature:

•	Fair value of common stock $0.29 (adjusted closing price)

•	Fair value of the common stock $0.40 purchase warrant was $0.22 using the Black-Scholes method as follows:

1. Expected Volatility	160.9%
2. Expected Life	2.5 years
3. Expected Dividend Yield	0.00%
4. Risk-Free Interest Rate	4.0%

The beneficial conversion rate was computed as follows:

Conversion Rate	$0.30
Fair Value Warrant	(0.22)

Value Allocated to Common Stock	0.08

Fair Value of Common Stock	0.29

Beneficial Conversion Rate	$0.21

The beneficial conversion is limited to $0.08 as this amount would reduce the outstanding debts to zero at March 31, 2003, as follows:

	Note Balances	Warrant Value	Beneficial Conversion	Net
3 Related Party Notes	$2,080,753	$(1,525,886)	$(554,867)	$—
Therapeutic Genetic, Inc.	6,976,758	(5,116,289)	(1,860,469)	$—

	$9,057,511	$(6,642,175)	$(2,415,336)	$—

The value of the warrants and debt discount allocated to the common stock will collectively be treated as the beneficial conversion feature.

Under Article I - of the debt restructuring agreements sub paragraph 1.3 – Exchange of Loan Obligation contains the following provision:

“The Term Loan plus all accrued interest on the Term Loan, may be exchanged at the election of the Lender at any time prior to the earlier of the Prepayment Date or March 31, 2008.....”

The “Prepayment Date” is defined in subparagraph 1.2 (b) Manner of Payment as follow:

“The Term Loan may be prepaid by Borrower at any time without penalty upon not less than 30 days advance written notice from Borrower to Lender specifying the date of prepayment.”

Due to these provisions the Lender may convert the loan obligation immediately after the execution of the debt restructuring agreement.

Upon conversion of the debt for common stock the Lenders will receive stock warrants in an amount equal to the number of common shares received. The warrants agreement in sub-paragraph 1 states the following:

“This warrant shall vest and be exercisable immediately, and shall expire at 5:00 P.M. Pacific Time on the date that is five years from the date this warrant is signed.”

In paragraph 6 of EITF 98-5 states:

“….. the discount assigned to the convertible instrument, if any, should be amortized over the period to the security’s earliest conversion date.”

The earliest conversion date was March 31, 2003, therefore, the entire beneficial conversion feature was recognized on that date and not amortized over the five year term of the debt.

The following summarizes the effect on the December 31, 2003 and 2004 financial statements for adjustments related to the beneficial conversion feature:

December 31, 2003

Description	As Reported	Restated Balance	Difference
Accrued Interest	$1,209,381	$264,555	$944,826
Convertible notes payable, related parties	7,722,384	8,667,210	944,826
Additional Paid-in Capital	8,124,846	17,446,912	9,322,066
Deficit	(14,601,819)	(23,923,885)	(9,322,066)
Interest Expense	452,775	9,774, 841	9,322,066
Net Loss	(4,443,107)	(13,765,173)	(9,322,066)

December 31, 2004

Description	As Reported	Restated Balance	Difference
Accrued Interest	$212,938	$75,790	$(137,148)
Convertible notes payable, related parties	1,943,605	2,080,753	137,148
Additional Paid-in Capital	18,558,348	28,219,165	9,660,817
Deficit	(21,545,406)	(31,206,223)	(9,660,817)
Interest Expense	361,601	700,352	338,751
Net Loss	(6,943,587)	(7,282,338)	(338,751)

In addition to the correction made to the 2003 and 2004 financial statements which would effect the 2005 consolidated balance sheet, the Company’s management discovered that the convertible debt issued in October and December 2005 (aggregating $516,800) was immediately convertible therefore the value of the warrants and beneficial conversion feature which aggregated $516,800 should have been recognized as interest expense at the time of the debt issuance. The net loss for the year ended December 31, 2005 was increased by $489,545 due to this accounting error.

The following summarizes the effect of all of the above described changes in the December 31, 2005 financial statements:

December 31, 2005

Description	As Reported	Restated Balance	Difference
Accrued interest	$8,657	$48,724	$40,067
Convertible notes payable, related parties	2,120,820	2,080,753	(40,067)
Convertible notes payable	62,966	516,800	453,834
Additional Paid-in Capital	20,931,561	31,109,178	10,177,617
Common stock warrants	4,045,572	3,564,483	(481,089)
Deficit	(26,122,111)	(36,272,473)	(10,150,362)
Interest Expense	(136,628)	(626,173)	(489,545)
Net Loss	(4,576,705)	(5,066,250)	(489,545)