Form 10QSB
period 2006-03-31
VIRAL GENETICS INC /DE/
filed 2006-05-16
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity: As of March 31, 2006 there were 102,167,624 shares of common stock outstanding.

Transitional Small Business Format: Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

FORM 10-QSB

VIRAL GENETICS, INC.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$982,200	$180,198

Total Current Assets	982,200	180,198

PROPERTY AND EQUIPMENT, NET	1,039,120	960,761

OTHER ASSETS
Deposits	42,940	43,940
Goodwill and patents, net	5,171,860	5,172,595

Total Other Assets	5,214,800	5,216,535

TOTAL ASSETS	$7,236,120	$6,357,494

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$242,773	$829,201
Accrued wages payable	140,500	140,500
Accrued interest	31,575	48,724

Total Current Liabilities	414,848	1,018,425

LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,505,802	2,080,753
Convertible notes payable	3,648,451	516,800

Total Long-term Liabilities	5,154,253	2,597,553

TOTAL LIABILITIES	5,569,101	3,615,978

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE COMMON STOCK	57,849	—
STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; no shares issued and outstanding	—	—
Common stock, 250,000,000 shares authorized, $0.0001 par value; 102,167,624 and 98,284,709 issued and outstanding, respectively	10,217	9,828
Additional paid-in capital	34,172,719	31,109,178
Common stock warrants	6,831,130	3,564,483
Common stock options	4,898,565	4,330,500
Deficit accumulated during development stage	(44,303,461)	(36,272,473)

Total Stockholders’ Equity	1,609,170	2,741,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,236,120	$6,357,494

The accompanying condensed notes are

an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		From July 11, 1995 (Inception) to March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$—	$—	$347,750

EXPENSES
Research and development	1,070,102	158,064	8,208,318
Laboratory fees	—	—	295,690
Management salaries	256,000	37,500	3,363,572
Amortization and depreciation expense	23,054	15,845	346,447
Legal and professional	50,568	80,362	888,387
Consulting fees	1,551,507	541,572	10,888,296
General and administrative expenses	336,058	315,380	3,614,262

Total Expenses	3,287,289	1,148,723	27,604,972

LOSS FROM OPERATIONS	(3,287,289)	(1,148,723)	(27,257,222)
OTHER INCOME (EXPENSE)
Sale of distribution rights	—	—	1,309,966
Interest income	—	2,396	4,547
Interest expense	(4,743,699)	(37,057)	(18,360,752)

Total Other Income (Expense)	(4,743,699)	(34,661)	(17,046,239)
LOSS BEFORE INCOME TAXES	(8,030,988)	(1,183,384)	(44,303,461)
INCOME TAXES	—	—	—

NET LOSS	$(8,030,988)	$(1,183,384)	$(44,303,461)

NET LOSS FROM OPERATIONS PER COMMON SHARE, BASIC AND DILUTED	$(0.08)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	99,609,383	90,426,979

The accompanying condensed notes are

an integral part of these financial statements.

Viral Genetics, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,		From July 11, 1995 (Inception) to March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net Loss	(8,030,988)	(1,183,384)	(44,303,461)
Depreciation and amortization	23,054	15,845	347,447
Beneficial conversion feature of convertible debt	4,340,149	—	14,517,766
Non-cash operating expenses	—	—	144,901
Non-cash income	—	—	(309,966)
Issuance of common stock for services	1,011,991	118,000	4,740,501
Issuance of common stock for finders fee	—	—	450,000
Options and warrants issued for services	844,192	406,756	8,588,742
Options and warrants issued for wages	7,371	—	7,371
Options exercised for services	—	—	2,500
Warrants exercised for services	—	—	12,500
Issuance of common stock for expenses paid by third party	—	—	593,947
Issuance of common stock for settlement agreement	—	—	835,000
Issuance of stock for interest	—	—	1,256,135
Redeemable stock issued for services	57,849	—	57,849
Convertible debt issued for services	50,000	—	50,000
Notes payable issued for expenses	—	—	907,349
Expenses paid with notes payable	—	—	(10,043)
Notes payable converted to accrued wages	—	—	(25,000)
(Increase) decrease in deposits and other assets	1,000	—	(42,940)
Increase (decrease) in accrued interest	4,502	(119,155)	13,159
Increase (decrease) in accounts payable	(412,583)	27,711	416,617
Increase (decrease) in accrued wages payable	—	65,000	140,500

Net Cash Used in Operations	(2,103,463)	(669,227)	(11,609,126)
Cash Flows from Investing Activities
Increase in leasehold improvements	(100,678)	—	(1,039,305)
Acquisition of equipment	—	(423)	(352,471)
Increase in patent		—	(5,206,051)

Net Cash Used in Investing Activities	(100,678)	(423)	(6,597,827)
Cash Flows from Financing Activities
Proceeds from notes payable - related parties	23,500	—	9,379,671
Proceeds from convertible debentures	2,461,549	—	1,933,369
Proceeds from exercise of options and warrants	3,956	4,896	76,311
Proceeds from the sale of common stock	517,138	—	7,799,802

Net Cash Provided by Financing Activities	3,006,143	4,896	19,189,153
Change in cash	802,002	(664,754)	982,200
Cash and cash equivalents, beginning of period	180,198	1,402,169	—

Cash and cash equivalents, end of period	982,200	737,415	982,200

Supplemental Cash Flow Disclosures:
Interest expense paid	34,885	25,881	180,738
Income taxes paid		—
Non-Cash Transactions:
Issuance of common stock for services	1,011,991	118,000	4,740,501
Issuance of common stock for settlement agreement	—	—	835,000
Issuance of common stock for accounts payable	173,845	—	173,845
Options and warrants issued for services	786,361	406,756	8,530,911
Options and warrants exercised for services	—	—	682,814
Non-cash operating expenses	—	—	144,901
Issuance of commons stock for debt paid by third party	—	—	593,947
Issuance of common stock for debt and interest	—	—	8,255,471
Notes payable issued for services	—	—	147,155
Notes payable issued for expenses	—	—	10,043
Notes payable issued for accrued wages	—	—	25,000
Issuance of common stock for finders fee	—	—	450,000
Warrants issued with convertible debentures	2,511,549	—	3,027,549

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006

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

March 31, 2006

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

At March 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Loss Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there was approximately 74,067,442 common stock equivalents outstanding at March 31, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at March 31, 2006.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $44,303,461 through March 31, 2006. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

March 31, 2006

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

Segment Reporting

The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity and because its wholly owned Beijing subsidiary had no activity other than expenses of $21,000 which are included in the statement of operations as of March 31, 2006.

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

March 31, 2006

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

March 31, 2006

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

The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2006	December 31, 2005
Equipment	$313,070	$313,070
Leasehold improvements	1,039,306	938,627

	1,352,376	1,251,697
Less accumulated depreciation	(313,256)	(290,936)

	$1,039,120	$960,761

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the three months ended March 31, 2006 and 2005 was $22,319 and $15,845, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006

NOTE 4 – GOODWILL AND PATENTS

The Company’s goodwill and patents as of March 31, 2006 were comprised of the following:

	Intangible Asset	Accumulated Amortization	Net Balance
Patents	$50,000	$(12,500)	$37,500
Goodwill	5,156,052	(21,692)	5,134,360

	5,206,052	$(34,192)	$5,171,860

The Company’s goodwill and patents as of December 31, 2005 were comprised of the following:

	Intangible Asset	Accumulated Amortization	Net Balance
Patents	$50,000	$(11,765)	$38,235
Goodwill	5,156,052	(21,692)	5,134,360

	5,206,052	$(33,457)	$5,172,595

Amortization expense was $750 for the three months ended March 31, 2006.

The Company has the following patents issued:

Region	Date Issued	Patent No.
Australia	October 19, 2000	721463
Canada	March 18, 2003	2220347
EPC (Austria, Denmark, France, Germany, Great Britain, Ireland, Italy, Liechtenstein, Monaco, Netherlands, Spain, and Switzerland)	September 5, 2001	69615015.8
Hong Kong	August 9, 2002	HK1009457
Israel	January 5, 1996	118103/5
Russia and Former Soviet Republics	July 4, 2000	001100

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subjected to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of March 31, 2006, the Company does not have product liability insurance for any of its drug candidate products.

Consulting Agreements

During the three months ended March 31, 2006, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 10 regarding stock options). As of March 31, 2006, the Company had ten individuals and firms engaged under such agreements.

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

March 31, 2006

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

$421,782

NOTE 6 – COMMON STOCK

In March 2006, the Company issued 667,500 shares to Southwest Land Trust and Investments on exercise of warrants for cash received in January, February and March 2006.

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

In March 2006, the Company issued 750,000 shares to Imperial Consulting Network, Inc. as partial compensation for a publication agreement.

In March 2006, the Company issued 308,334 shares of common stock to Medbridge Development Corporation and 151,866 shares to Joseph Natale as compensation for consulting services rendered to the Company.

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

Pursuant to a placement agency agreement with Stonegate Securities, Inc., the Company issued to the three principals of Stonegate Securities 200,000 shares of common stock in January 2006. The shares were issued as compensation for services in reviewing and analyzing the Company with a view to assisting the Company in raising capital.

On December 23, 2005, the Company sold an unsecured convertible debenture in the principal amount of $116,800 that accrues interest at the rate of 10 percent per annum to Provident Group Holdings, LLC. The debenture matures on October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal, which is subject to certain anti-dilution adjustments. Provident also acquired a warrant to purchase a total of 648,888 shares of the Company’s common stock over a term of three years at an exercise price of $0.30 per share. Provident has the right to tender the debenture for redemption before the maturity date if there is a change in control of the Company, which is defined as a sale of substantially all of the Company’s assets or a change in more than 50 percent of the voting control of the Company. Subject to certain exceptions, the Company agreed to register the shares of common stock underlying the convertible debentures and warrants under any registration statement filed by the Company to register shares to be offered for the account of the Company or other selling shareholders. One of the exceptions is that the Company is not obligated to include the shares in any Registration Statement filed to register securities of the Company offered and sold in a financing transaction involving the sale of Company securities where the underwriter of the transaction or, if there is no underwriter, the Company, reasonably determines in good faith that the inclusion of the shares underlying the debentures and warrants would materially negatively affect the financing transaction. The debenture and warrant are identical to the debenture and warrant issued by the Company in October 2005.

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

March 31, 2006

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006

NOTE 7 – INCOME TAXES

At March 31, 2006, the Company had net deferred tax assets of approximately $7,312,671 (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at March 31, 2006 and December 31, 2005.

The significant components of the deferred tax asset at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Net operating loss carryforward before adjustments	$44,303,461	$36,236,762
Section 197 amortization of patents	347,070	347,070
Tax over book depreciation	7,868	10,406
Options/warrants issued for expenses	(23,150,542)	(17,859,201)

Net operating loss carryforward	21,507,857	18,735,037

Deferred tax asset	$7,312,671	$6,369,913
Deferred tax asset valuation allowance	$(7,312,671)	$(6,369,913)

At March 31, 2006, the Company has utilizable net operating loss carryforwards of approximately $21,507,857 which expire in the years 2016 through 2025. The Company recognized approximately $5,291,341 and $2,362,679 of losses from issuance of restricted common stock and stock options for services for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2005 to March 31, 2006 was $942,758.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Related Parties

At March 31, 2006 and December 31, 2005, respectively, the Company had the following obligations:

	2006	2005
Convertible notes payable to related parties	$1,505,802	$2,080,753

Total	$1,505,802	$2,080,753

Accrued interest on convertible notes payable to related parties was $31,575 and $40,067 at March 31, 2006 and December 31, 2005, respectively.

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

Other

On March 29, 2006, Viral Genetics, Inc. entered into securities purchase agreements with eleven private investors providing for convertible debt financing to Viral Genetics. In the transactions, Viral Genetics agree to issue to the investors:

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

The initial purchase of approximately $2.5 million in principal amount of the Debentures was closed on March 29, 2006, resulting in proceeds to Viral Genetics after commissions and the investors’ professional fees of approximately $2.2 million. The remainder of the transaction closed in April. The carrying value of the Debentures was $2,451,551 at March 31, 2006.

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

The securities were offered and sold in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. HPC Capital Management Corporation assisted with placement of the financing and received a cash commission of approximately $290,000, and Warrants to purchase approximately 145,000 shares of common stock.

In a related transaction, the investors purchasing the Debentures negotiated for and purchased from three other creditors of Viral Genetics unsecured convertible debentures in the principal amount of $576,800 that accrue interest at the rate of 10 percent per annum originally issued in October 2005. Accrued interest on the unsecured debentures at the time of the purchase was $21,650, so the total purchase price paid was $598,450. The maturity date of the unsecured debentures is October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal. Viral Genetics will include the shares underlying the unsecured debentures in the registration statement described above. These convertible notes have a carrying value of $598,450 at March 31, 2006.

As an inducement to the three creditors to sell the unsecured debentures to the investors purchasing the Debentures, Best Investments, Inc., which holds convertible promissory notes issued by Viral Genetics, agreed to sell to the three creditors $598,450 in principal amount of the convertible notes for cash in that amount. Haig Keledjian, an officer, director, and principal shareholder of Viral Genetics, is the sole officer and director of Best Investments, Inc. These convertible notes have a carry value of $598,450 March 31, 2006.

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006

On June 30, 2004 a related party converted a note payable in the amount $6,976,758 plus accrued interest of $527,516 into 24,708,580 shares of common stock and 24,708,580, $.40 stock purchase warrants.

NOTE 9 – WARRANTS

In March 2006, the Company granted 6,425,658 warrants to investors in connection with the private placement of 10% Senior Secured Convertible Debentures Due September 1, 2008 in the aggregate principal amount of approximately $2.9 million. In connection with this transaction, the Company issued 144,578 warrants to the broker who assisted with the private placement. The Company also granted 3,324,727 warrants to investors at a lower exercise price as an inducement to the investors to sell debentures to the purchasers of the 10% Senior Secured Convertible Debentures discussed above.

An investor exercised 667,500 warrants by purchasing common stock shares for $267,000 and the Company cancelled 4,158,187 warrants during the three months ended March 31, 2006.

During the three months ended March 31, 2006, the fair value of each warrant granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 99.9%, expected life of 1 - 2.5 years, and no expected dividends. The value of these warrants, $4,280,149, was charged to interest expense during the period.

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

During the three months ended September 30, 2004, the Company granted 24,708,580 warrants due to conversion of related party debt.

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006

The following is a summary of stock warrants activity:

Number of Warrants
Warrants outstanding at January 1, 2005	29,226,126
Granted in 2005	10,826,664
Cancelled in 2005	(4,000,000)

Warrants outstanding and exercisable at December 31, 2005	36,052,790

Weighted average fair value of warrants granted during the year ended December 31, 2005	$0.45

Number of Warrants
Warrants outstanding at January 1, 2006	36,052,790
Granted in 2006	9,894,963
Exercised in 2006	(667,500)
Cancelled in 2006	(4,158,187)

Warrants outstanding and exercisable at March 31, 2006	41,122,066

Weighted average fair value of warrants granted during the three months ended March 31, 2006	$0.45

NOTE 10 – STOCK OPTIONS

In the three months ended March 31, 2006, the Company granted 639,950 options under various consulting or advising agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every month or three months of service until the termination of the individual agreements. At March 31, 2006, 148,150 of the options granted had been exercised. There were also 126,400 options granted during 2005 that were exercised by March 31, 2006. Also during the three months ended March 31, 2006, the Company granted 800,000 options under an employment agreement at an exercise price of $0.80; 500,000 options under a consulting agreement at an exercise price of $0.75 which vests in three equal increments on signing and on each one-year anniversary of signing; and 100,000 options to a director at an exercise price of $0.80 that vests in two equal increments on the six month and one year anniversary of granting. During the three months ended March 31, 2006, 850,000 options granted in 2003 and 2004 expired unexercised.

During the three months ended March 31, 2006, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 96.5%, expected life of 1 year, and no expected dividends. The value of these options, $893,361, was charged to consulting fees and payroll expense during the period.

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

March 31, 2006

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

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2005	14,800,000	$.38
Granted during 2005	4,180,100	.06
Exercised during 2005	(2,736,900)	.01

Options outstanding and exercisable at December 31, 2005	16,243,200	$.47

Weighted average fair value of options granted during the year ended December 31, 2005	$.28

Options outstanding at January 1, 2006	16,243,200	$0.47
Granted in 2006	2,039,950	0.01
Expired in 2006	(850,000)	0.01
Exercised in 2006	(274,550)	0.49

Options outstanding and exercisable at March 31, 2006	17,158,600	.47

Weighted average fair value of options granted during the three months ended March 31, 2006	0.44

There is no formal stock option plan in place. Stock options are issued by management for consulting services as deemed appropriate.

NOTE 11 – MERGER AND ACQUISITION

Acquisitions

VIRAL GENETICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2006

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

NOTE 12 – LITIGATION

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the allegations unequivocally, has filed an answer to the complaint denying the substantive allegations, and asserting counterclaims that it believes it has against T&T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part a calculated effort by T&T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.

NOTE 13 — REDEEMABLE COMMON STOCK

In March 2006, the Company issued 643,800 shares to two employees pursuant to the terms of employment agreements as partial compensation for services to the Company to be performed under the agreements. The shares are subject to forfeiture if employment is terminated. For the three months ended March 31, 2006, the Company charged $57,849 to expenses for services rendered under these agreements.

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

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics has filed an answer to the complaint denying the substantive allegations and asserting counterclaims that Viral Genetics believes it has against T&T for breach of the Distribution Agreement. Because this matter arose just recently, it is not possible to evaluate or predict what impact, if any, it will have on the financial condition and future operations of Viral Genetics.

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

Through an Assignment of Patent Agreement dated August 1, 1995, VGI acquired all of the rights in the patents pertaining to Thymus Nuclear Protein (“TNP”), which is the basis of several of the Company’s drug candidates. The patents were acquired by VGI from Therapeutic Genetic, Inc., another California corporation (“TGI”), for a note in the principal amount of $6,250,000 (the “Note”) and a continuing royalty equal to 5 percent of the worldwide gross sales of products using the patented technology (the “Royalty”). The stockholders of TGI were all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. The Royalty was assigned to a limited liability company with the same shareholders as TGI and TGI has no further interest in the Royalty.

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

On March 29, 2006, Viral Genetics entered into securities purchase agreements with 11 private investors providing for convertible debt financing to Viral Genetics. In the transactions, Viral Genetics agreed to issue to the investors:

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

At March 31, 2006, we had $982,200 of current assets, current liabilities of $414,848, and long-term liabilities of $5,154,253. We estimate that we will need to fund approximately $1.5 million of research and development costs in the United States and South Africa $100,000 of patent work, and $900,000 of administrative expenses and product manufacturing costs during 2006.

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

As of March 31, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics filed an answer denying all of the substantive allegations unequivocally, and has asserted counterclaims that it believes it has against T&T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part a calculated effort by T&T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a publication agreement with Imperial Consulting Network Inc. the Company issued to Imperial Consulting Network 750,000 shares of common stock in March 2006. The shares were issued as compensation for publication, investor relations, and related services.

In March 2006, the Company issued to GXP Biopharm LLC 139,350 shares on exercise of options for cash of $1,393.50 and services valued at $97,545 for consulting services.

In March 2006, the Company issued to Southwest Land Trust and Holdings 667,500 shares of common stock on exercise of a warrant for demand notes totaling $267,000.

In May 2006, the Company issued to Ronald Moss 100,000 shares of common stock for cash of $1,000 and services valued at $70,000 on exercise of options for consulting services.

The securities described above were offered and sold in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. No commission was paid to any person in connection with effecting the transaction.

Item 6.	Exhibits

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRAL GENETICS, INC.

Date: May 15, 2006	By:	/s/ Haig Keledjian
Haig Keledjian Chief Executive Officer Chief Financial Officer