Form 10KSB/A
period 2004-12-31
VIRAL GENETICS INC /DE/
filed 2006-05-26
CIK 1091326

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

At the time of the initial filing of this report on Form 10-KSB for the year ended December 31, 2004, Viral Genetics filed with the Securities and Exchange Commission a request for confidential treatment of certain information set forth in the Distribution Management Agreement effective July 1, 2004, between Viral Genetics and Timothy & Thomas LLC, filed as Exhibit 10.14 to the report. On May 26, 2006, Viral Genetics withdrew that request for confidential treatment, so this amendment to the report is being filed for the purpose of filing the full Distribution Management Agreement with all of the previously redacted confidential information restored.

Item 13. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document
2.1	Agreement and Plan of Merger dated June 30, 2004,including the Agreement of Merger attached as Exhibit B (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Amendment (3)
3.3	Certificate of Amendment effective November 17, 2004 (7)
3.4	Bylaws (2)
10.1	Assignment of Patent dated August 5, 1995 (3)
10.2	Debt Restructuring Agreement dated May 22, 2003 with Haig Keledjian (4)
10.3	Debt Restructuring Agreement dated May 22, 2003 with Therapeutic Genetics, Inc.(4)
10.4	Debt Restructuring Agreement dated May 22, 2003 with Hampar Karageozian (4)
10.5	Debt Restructuring Agreement dated May 22, 2003 with The Tomson Trust (4)
10.6	Termination Agreement with New York International Commerce Group (5)
10.7	Termination Agreement with L&M Global Ventures (5)
10.8	Form of Employment Agreement with Executive Officers (5)
10.9	Form of Option issued to Executive Officers (5)
10.10	Consulting Agreement with Therapeutic Genetic, Inc. (5)
10.11	Consulting Agreement with Monica Ord (5)
10.12	Subscription Agreement with John D. Lefebre dated October 13, 2004 (6)
10.13	Form of Warrant issued to John D. Lefebvre (6)
10.14	Distribution Management Agreement effective July 1, 2004 (8)
10.15	Lease Agreement for 1321 Mountain View Circle, Azusa, CA (7)
14.1	Code of Ethics (5)
21.1	List of Subsidiaries (5)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) This exhibit is incorporated herein by this reference to Viral Genetics' Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004.

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

(4) These exhibits are incorporated herein by this reference to Viral Genetics' Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2003.

(5) These exhibits are incorporated herein by this reference to Viral Genetics' Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on May 11, 2004.

(6) These exhibits are incorporated herein by this reference to Viral Genetics' Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2004.

(7) These exhibits are incorporated herein by this reference to Viral Genetics' Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 5, 2005.

(8) This exhibit is the complete version of the Distribution Management Agreement and replaces the version of the agreement included as an exhibit to Viral Genetics' Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 5, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAL GENETICS, INC.

Dated: May 26, 2006	By:	/s/ Haig Keledjian
Haig Keledjian, Chief Executive Officer and Chief Financial and Accounting Officer