Form 10KSB/A
period 2005-12-31
VIRAL GENETICS INC /DE/
filed 2006-08-03
CIK 1091326

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

We have not been profitable since our inception. We reported net losses of approximately $5.1 million and $7.2 million for the years ended 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $41.4 million. We have not generated any revenue from product sales or royalties from product sales to date, and it is possible that we will never have significant product sales revenue or royalty revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture, and market our current product candidates, particularly VGV-1, as well as continue to identify, develop, manufacture, and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

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

Item 8A. Controls And Procedures

Subsequent to the end of the period covered by this report, Viral Genetics carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Viral Genetics’ disclosure controls and procedures were effective as of that date, but that two significant issues not properly addressed in prior periods required restatement of Viral Genetics financial statements for the years ended December 31, 2005 and 2004.

Specifically, Viral Genetics misinterpreted accounting guidelines related to recognizing non-cash expenses associated with beneficial conversion features resulting from a debt restructuring in 2003 and guidelines for categorizing the acquisition of certain patents and technology in 1995 as a purchase of assets as opposed to a purchase of a business. Accordingly, the nature of the oversight was not in failing to record or report the two transactions, but misinterpreting the accounting guidelines correctly so as to effect the appropriate accounting treatment for the transactions. Since these were one-time non-recurring transactions and Viral Genetics is not contemplating any unusual or extraordinary transactions at the present time, it does not expect similar events in the foreseeable future. Furthermore, Viral Genetics intends to obtain independent advice from its accountants on transactions that raise questions about the appropriate accounting treatment before adopting any particular form of accounting treatment in its financial statements.

Except as otherwise discussed herein, there have been no changes in Viral Genetics’ internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

VIRAL GENETICS, INC.

Date August 3, 2006	By:	/s/ Haig Keledjian
Haig Keledjian, President
Principal Executive Officer
Principal Financial & Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 3, 2006	By:	/s/ Haig Keledjian
Haig Keledjian, Director

Date August 3, 2006	By:	/s/ Harry Zhabilov, Jr.
Harry Zhabilov, Jr., Director

Date August 3, 2006	By:	/s/ Hampar Karageozian
Hampar Karageozian, Director

Date August 3, 2006	By:	/s/ Arthur Keledjian
Arthur Keledjian, Director

Date August 3, 2006	By:	/s/ Arthur Ammann
Arthur Ammann, Director

Date August 3, 2006	By:	/s/ Elizabeth Hoffman
Elizabeth Hoffman, Director

INDEX TO FINANCIAL STATEMENTS

VIRAL GENETICS, INC.

December 31, 2005

Killman, Murrell & Company P.C.

Certified Public Accountants

300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Viral Genetics, Inc.

Azusa, California

We have audited the accompanying consolidated balance sheet of Viral Genetics, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the cumulative development stage period from July 11, 1995 (inception) to December 31, 2005. The consolidated financial statements of Viral Genetics, Inc. as of December 31, 2004 and for the year then ended and the cumulative statements of operations, stockholders’ deficit and cash flows, from July 11, 1995 to December 31, 2004, were audited by other auditors whose report dated March 29, 2005, except for Note 13, as to which date is July 24, 2006, expressed an unqualified opinion on those statements. Our report on the cumulative statements of operations, stockholders’ deficit and cash flows from July 11, 1995 to December 31, 2005, insofar as it relates to amounts for periods ended on or prior to December 31 2004, is based solely on the report of the other auditors. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viral Genetics, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended and from July 11, 1995 (inception) to December 31, 2005, in conformity with the United States generally accepted accounting principles.

As discussed in Note 13 to the financial statements, certain errors resulting in restatements of interest expense, goodwill and patents, long-term liabilities, additional paid-in capital and accumulated deficit as at December 31, 2005, were discovered by management of the Company subsequent to December 31, 2005. Accordingly, certain amounts reflected in the 2005 financial statements have been restated to correct the errors.

The accompanying financial statements have been prepared assuming that Viral Genetics, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Viral Genetics, Inc. has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/    KILLMAN, MURRELL & COMPANY, P.C.

Odessa, Texas

April 20, 2006, except as to Note 13, as to which the date is July 24, 2006;

Board of Directors

Viral Genetics, Inc.

Azusa, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Viral Genetics, Inc. (a development stage company) as of December 31, 2004 and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended and for the cumulative development stage period from July 11, 1995 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viral Genetics, Inc. as of December 31, 2004 and the results of its operations, stockholders’ deficit and cash flows for the year then ended and from July 11, 1995 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

March 29, 2005, except for Note 13, as to which the date is July 24, 2006.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$180,198	$1,402,169

Total Current Assets	180,198	1,402,169

PROPERTY AND EQUIPMENT, NET	960,761	135,552

OTHER ASSETS
Deposits and other	43,940	42,940

Total Other Assets	43,940	42,940

TOTAL ASSETS	$1,184,899	$1,580,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$829,201	$281,483
Accrued wages payable	140,500	75,000
Accrued interest	48,724	75,790

Total Current Liabilities	1,018,425	432,273

LONG-TERM LIABILITIES
Convertible notes payable, related parties	2,080,753	2,080,753
Convertible notes payable	516,800	—

Total Long-Term Liabilities	2,597,553	2,080,753

TOTAL LIABILITIES	3,615,978	2,513,026

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; no shares issued and outstanding	—	—
Common stock, 250,000,000 shares authorized, $0.0001 par value; 98,284,709 and 90,117,246 issued and outstanding, respectively	9,828	9,012
Additional paid-in capital	31,109,178	28,219,165
Common stock warrants	3,564,483	3,501,483
Common stock options	4,330,500	3,750,250
Deficit accumulated during development stage	(41,445,068)	(36,412,275)

Total Stockholders’ Deficit	(2,431,079)	(932,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,184,899	$1,580,661

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From July 11, 1995 (Inception) to December 31, 2005
	Year Ended December 31,
	2005	2004
	(restated)	(restated)	(restated)
REVENUES	$—	$—	$347,750

EXPENSES
Research and development	561,399	1,500,585	12,344,268
Laboratory fees	89,029	76,990	295,690
Management salaries	577,600	1,028,750	3,107,572
Amortization and depreciation expense	74,226	45,146	289,936
Legal and professional	236,733	306,796	837,819
Consulting fees	1,644,207	3,689,897	9,336,789
General and administrative expenses	1,255,822	995,828	3,278,204

Total Expenses	4,409,016	7,643,992	29,490,278

LOSS FROM OPERATIONS	(4,409,016)	(7,643,992)	(29,142,528)

OTHER INCOME (EXPENSE)
Sale of distribution rights	—	1,059,966	1,309,966
Interest income	2,396	2,040	4,547
Interest expense	(626,173)	(700,352)	(13,617,053)

Total Other Income (Expense)	(623,777)	361,654	(12,302,540)

LOSS BEFORE INCOME TAXES	(5,032,793)	(7,282,338)	(41,445,068)

INCOME TAXES	—	—	—

NET LOSS	$(5,032,793)	$(7,282,338)	$(41,445,068)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	92,530,821	60,127,809

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			From July 11, 1995 (Inception) to December 31, 2005
	2005		2004
	(restated)		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(5,032,793)	$(7,282,338)	$(41,445,068)
Amortization and depreciation		74,226	45,146	289,936
Beneficial conversion feature of convertible debt		516,800	338,751	10,141,907
Non-cash operating expenses		—	—	5,387,663
Non-cash income		—	(309,966)	(309,966)
Issuance of common stock for services		591,000	419,687	3,728,510
Issuance of common stock for finders fee		—	450,000	450,000
Options and warrants issued for services		1,290,590	3,892,960	7,744,550
Options exercised for services		—	—	2,500
Warrants exercised for services		—	—	12,500
Issuance of common stock for expenses paid by third party		—	—	593,947
Issuance of common stock for settlement agreement		—	835,000	835,000
Issuance of stock for interest		—	1,254,213	1,256,135
Notes payable issued for expenses		—	762,527	907,349
Expenses paid with notes payable		—	(43)	(10,043)
Notes payable converted to accrued wages		—	—	(25,000)
(Increase) decrease in deposits and other assets		(1,000)	(41,090)	(43,940)
Increase (decrease) in accrued interest		(204,281)	(996,443)	8,657
Increase (decrease) in accounts payable		547,718	39,826	829,200
Increase (decrease) in accrued wages payable		65,500	(375,000)	140,500
Decrease in bank overdrafts payable		—	—	—
Proceeds from customer deposit			(100,000)	—

Net Cash Used in Operations		(2,152,240)	(1,066,770)	(9,505,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements		(859,662)	(78,965)	(938,627)
Acquisition of equipment		(39,773)	(37,618)	(352,471)
Increase in patent		—	—	(5,206,051)

Net Cash Used in Investing Activities		(899,435)	(116,583)	(6,497,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable related parties		177,215	39,980	9,356,171
Proceeds from convertible debentures		516,800	(271,202)	(528,180)
Proceeds from exercise of options and warrants		20,721	44,634	72,355
Proceeds from sale of common stock		1,114,968	2,506,903	7,282,664

Net Cash Provided by Financing Activities		1,829,704	2,320,315	16,183,010

Change in cash		(1,221,971)	1,136,962	180,198

Cash and cash equivalents, beginning of period		1,402,169	265,207	—

Cash and cash equivalents, end of period		$180,198	$1,402,169	$180,198

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid		$313,654	$78,792	$459,507

Income taxes paid		$—	$—	$—

NON-CASH TRANSACTIONS:
Issuance of common stock for services		$591,000	419,867	3,728,510
Issuance of common stock for settlement agreement		$—	835,000	835,000
Options and warrants issued for services		$1,290,590	3,892,960	7,744,550
Options and warrants exercised for services		$567,814	—	682,814
Non-cash operating expenses		$—	—	144,901
Issuance of common stock for debt paid by third party		$—	—	593,947
Issuance of common stock for debt and interest		$—	7,524,274	8,255,471
Notes payable issued for services	$		2,333	147,155
Notes payable issued for expenses	$		43	10,043
Notes payables issued for accrued wages		$—	—	25,000
Issuance of common stock for finders fee		$—	450,000	450,000
Warrants issued with convertible debentures		$516,800	—	516,800

The accompanying condensed notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
					(restated)	(restated)
Issuance of common stock for cash at nil per share	23,800,079	$2,380	$(1,380)	$—	$—	$1,000
Net loss for period ended December 31, 1995	—	—	—	—	(5,913,219)	(5,913,219)

Balance, December 31, 1995	23,800,079	2,380	(1,380)	—	(5,913,219)	(5,912,219)
Issuance of common stock for cash at $0.84 per share	59,500	6	49,994	—	—	50,000
Issuance of common stock for services at $0.84 per share	357,001	36	299,964	—	—	300,000
Net loss for year ended December 31, 1996	—	—	—	—	(810,189)	(810,189)

Balance, December 31, 1996	24,216,580	2,422	348,578	—	(6,723,408)	(6,372,408)
Issuance of common stock for cash at $0.84 per share	339,151	34	284,966	—	—	285,000
Issuance of common stock for services at $0.84 per share	499,802	50	419,950	—	—	420,000
Net loss for year ended December 31, 1997	—	—	—	—	(577,066)	(577,066)

Balance, December 31, 1997	25,055,533	2,506	1,053,494	—	(7,300,474)	(6,244,474)
Issuance of common stock for cash at $0.84 per share	345,101	35	289,965	—	—	— 290,000
Net loss for year ended December 31, 1998	—	—	—	—	(708,567)	(708,567)

Balance, December 31, 1998	25,400,634	2,541	1,343,459	—	(8,009,041)	(6,663,041)
Issuance of common stock for cash at $0.42 per share	595,002	59	249,941	—	—	250,000
Issuance of common stock for cash at $0.84 per share	34,272	3	28,797	—	—	28,800
Net loss for year ended December 31, 1999	—	—	—	—	(2,037,638)	(2,037,638)

Balance, December 31, 1999	26,029,908	2,603	1,622,197	—	(10,046,679)	(8,421,879)
Issuance of common stock for cash at $0.42 per share	595,002	59	249,941	—	—	250,000
Issuance of common stock for cash at $0.84 per share	842,523	84	707,916	—	—	708,000
Issuance of common stock for cash at $1.94 per share	51,567	6	99,994	—	—	100,000
Issuance of common stock for services at $0.84 per share	2,163,824	216	1,818,117	—	—	1,818,333
Net loss for year ended December 31, 2000	—	—	—	—	(2,185,117)	(2,185,117)

Balance, December 31, 2000	29,682,824	$2,968	$4,498,165	$—	$(12,231,796)	$(7,730,663)

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
			(restated)			(restated)	(restated)
Balance, December 31, 2000	29,682,824	$2,968	$4,498,165	$—	$—	$(12,231,796)	$(7,730,663)
Issuance of common stock for cash at $0.84 per share	29,464	3	24,747	—	—	—	24,750
Issuance of common stock for services at $0.84 per share	37,811	4	31,464	—	—	—	31,468
Recapitalization through reverse merger and acquisition of 5 Starliving Online, Inc.	8,035,693	804	(281,079)	—	—	—	(280,275)
Miscellaneous adjustment due to merger	481	—	—	—	—	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	(1,356,117)	(1,356,117)

Balance, December 31, 2001	37,786,273	3,779	4,273,297	—	—	(13,587,913)	(9,310,837)
Issuance of common stock for cash at $0.70 per share	215,000	21	149,979	—	—	—	150,000
Issuance of common stock from the exercise of options for cash at $0.01 per share	1,000,000	100	149,900	—	—	—	150,000
Issuance of common stock for debt at $0.80 per share	1,654,027	165	1,223,815	—	99,242	—	1,323,222
Issuance of common stock for services at $0.22 per share	67,837	7	14,993	—	—	—	15,000
Net loss for the year ended December 31, 2002	—	—	—	—	—	(1,776,851)	(1,776,851)

Balance, December 31, 2002	40,723,137	4,072	5,811,984	—	99,242	(15,364,764)	(9,449,466)
Issuance of options for services at $0.10 to $0.66	—	—	—	2,384,000	—	—	2,384,000
Issuance of warrants for services at $0.29 to $0.35	—	—	—	—	177,000	—	177,000
Issuance of common stock for cash at $0.20 to $0.35 per share	3,531,456	354	873,889	—	—	—	874,243
Issuance of common stock for cash at $0.2135 per share	2,341,675	234	499,766	—	—	—	500,000
Issuance of common stock from the exercise of options for cash at $0.01 per share	700,000	70	269,930	(263,000)	—	—	7,000
Issuance of common stock from the exercise of options for debt at $0.01 per share	480,769	48	197,260	(192,500)	—	—	4,808
Issuance of common stock from the exercise of options for services at $0.01 per share	250,000	25	84,975	(82,500)	—	—	2,500
Issuance of common stock from the exercise of warrants for expenses at $0.05 per share	250,000	25	84,975	—	(72,500)	—	12,500
Issuance of common stock for services at $0.20 to $0.70 per share	383,096	38	132,984	—	—	—	133,022
Issuance of common stock and warrants for debt and interest at $0.30 per share	450,880	45	69,841	—	65,378	—	135,264
Allocation of expired warrants to additional paid-in capital	—	—	99,242	—	(99,242)	—	—
Beneficial conversion feature of convertible debt	—	—	9,322,066	—	—	—	9,322,066
Net loss for the year ended December 31, 2003	—	—	—	—	—	(13,765,173)	(13,765,173)

Balance, December 31, 2003	49,111,013	$4,911	$17,446,912	$1,846,000	$169,878	$(29,129,937)	$(9,662,236)

The accompanying notes are an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
			(restated)			(restated)	(restated)
Balance, December 31, 2003	49,111,013	$4,911	$17,446,912	$1,846,000	$169,878	$(29,129,937)	$(9,662,236)
Issuance of common stock and warrants for cash at $0.25 per share	8,000,000	800	1,799,200	—	200,000	—	2,000,000
Issuance of common stock and warrants for debt at $0.30 per share in connection with note conversion	24,708,580	2,471	4,274,965	—	3,226,838	—	7,504,274
Issuance of common stock for exercise of warrants for cash at $0.01 to $0.05 per share	350,000	35	119,965	—	(104,500)	—	15,500
Issuance of options for consulting services at $0.34 to $0.84 per option	—	—	—	3,892,960	—	—	3,892,960
Issuance of common stock from the exercise of options at $0.01 per share	2,913,400	291	1,497,553	(1,468,710)			29,134
Issuance of common stock for services at $0.30 to $0.67 per share	979,722	98	467,589	—	—	—	467,687
Issuance of common stock for cash at $0.30 to $0.53 per share	1,337,865	134	506,769	—	—	—	506,903
Issuance of common stock and warrants for debt conversion at $0.30 per share	66,666	7	10,726	—	9,267	—	20,000
Issuance of common stock for settlement at $0.44 to $0.70 per share	1,750,000	175	834,825	—	—	—	835,000
Issuance of common stock for finders fee at $0.45 per share	1,000,000	100	449,900	—	—	—	450,000
Cancellation of common stock for shares issued in error at $0.48 per share	(100,000)	(10)	(47,990)	—	—	—	(48,000)
Allocation of expired options to additional paid-in capital	—	—	520,000	(520,000)	—	—	—
Beneficial conversion feature of convertible debt	—	—	338,751	—	—	—	338,751
Net loss for the year ended December 31, 2004	—	—	—	—	—	(7,282,338)	(7,282,338)

Balance, December 31, 2004	90,117,246	$9,012	$28,219,165	$3,750,250	$3,501,483	$(36,412,275)	$(932,365)

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Number of Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
			(restated)			(restated)	(restated)
Balance, December 31, 2004	90,117,246	9,012	28,219,165	3,750,250	3,501,483	(36,412,275)	(932,365)
Issuance of options for consulting services at $.01—$.41				1,290,662			1,290,662
Issuance of common stock for the exercise of options at $.01 per share	2,064,900	206	588,257	(567,814)			20,649
Issuance of 1,650,000 shares for consulting services	1,650,000	165	590,835				591,000
Sale of common stock and issuance of warrants at exercise prices of $.45—$.50 per share	4,230,555	423	1,016,577		63,000		1,080,000
Adjustment for options expired			142,598	(142,598)			—
Beneficial conversion feature of convertible debt			516,800				516,800
Sale of common stock at $.15 and $.18 per share	222,008	22	34,946				34,968
Net Loss						(5,032,793)	(5,032,793)

Balance, December 31, 2005	98,284,709	$9,828	$31,109,178	$4,330,500	$3,564,483	$(41,445,068)	$(2,431,079)

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

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (hereinafter “SFAS No. 123R”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

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

In 1995 Viral Genetics, Inc. purchased all the assets of Therapeutic Genetic, Inc. including inventory, equipment and in progress research and development costs for $5,000,000 and assumed certain liabilities. The purchase price was allocated amongst the various assets, including $5,206,052 allocated to goodwill. The goodwill allocation was subsequently deemed to be in error as the allocated amount represented in progress research and development that was in the early stages of research without any significant patentable result of the research likely to arise from it in the near future (at that time). The technology being developed by Therapeutic Genetic, Inc. prior to the 1995 transaction was a compound the nature, identity, method of manufacture, and function of which were still being discovered and developed. As such the compound should properly have been viewed as a potential product in the process of being developed and not, for example, a platform method or tool for future research or similar asset with alternative future uses. Accordingly, the amount should have been recorded as an expense at the date of purchase.

The following summarizes the effect on the financial statements for adjustments related to the beneficial conversion feature and research and development costs:

December 31, 1995

Description	As Reported	Restated Balance	Differences
Net Loss	$(707,167)	$(5,913,219)	$(5,206,052)
Deficit	(707,167)	(5,913,219)	(5,206,052)

December 31, 1996
Deficit	(1,517,356)	(6,723,408)	(5,206,052)

December 31, 1997
Deficit	(2,094,422)	(7,300,474)	(5,206,052)

December 31, 1998
Deficit	(2,802,989)	(8,009,041)	(5,206,052)

December 31, 1999
Deficit	(4,840,627)	(10,046,679)	(5,206,052)

December 31, 2000
Deficit	(7,025,744)	(12,231,796)	(5,206,052)

December 31, 2001
Deficit	(8,381,861)	(13,587,913)	(5,206,052)

December 31, 2002
Deficit	(10,158,712)	(15,364,764)	(5,206,052)

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

December 31, 2003

Description	As Reported	Restated Balance	Difference
Accrued Interest	$1,209,381	$264,555	$944,826
Convertible notes payable, related parties	7,722,384	8,667,210	944,826
Additional Paid-in Capital	8,124,846	17,446,912	9,322,066
Deficit	(14,601,819)	(29,129,937)	(14,528,118)
Interest Expense	452,775	9,774, 841	9,322,066
Net Loss	(4,443,107)	(13,765,173)	(9,322,066)
Net Loss Per Common Share, Basic and Diluted	(0.10)	(0.32)	(0.22)

December 31, 2004

Description	As Reported	Restated Balance	Difference
Accrued Interest	$212,938	$75,790	$(137,148)
Convertible notes payable, related parties	1,943,605	2,080,753	137,148
Additional Paid-in Capital	18,558,348	28,219,165	9,660,817
Deficit	(21,545,406)	(36,412,275)	(14,866,869)
Interest Expense	361,601	700,352	338,751
Net Loss	(6,943,587)	(7,282,338)	(338,751)
Net Loss Per Common Share, Basic and Diluted	(0.12)	(0.12)	—

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

The following summarizes the effect of all of the above described changes in the December 31, 2005 financial statements:

December 31, 2005

Description	As Reported	Restated Balance	Difference
Accrued interest	$8,657	$48,724	$40,067
Convertible notes payable, related parties	2,120,820	2,080,753	(40,067)
Convertible notes payable	62,966	516,800	453,834
Additional Paid-in Capital	20,931,561	31,109,178	10,177,617
Common stock warrants	4,045,572	3,564,483	(481,089)
Deficit	(26,122,111)	(41,445,068)	(15,322,957)
Amortization and depreciation expense	(107,683)	(74,226)	33,457
Interest Expense	(136,628)	(626,173)	(489,545)
Net Loss	(4,576,705)	(5,032,793)	(456,088)
Net Loss Per Common Share, Basic and Diluted	(0.05)	(0.05)	—