Form 10QSB/A
period 2006-03-31
VIRAL GENETICS INC /DE/
filed 2006-08-03
CIK 1091326

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

FORM 10-QSB

VIRAL GENETICS, INC.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$982,200	$180,198

Total Current Assets	982,200	180,198

PROPERTY AND EQUIPMENT, NET	1,039,120	960,761

OTHER ASSETS
Deposits	42,940	43,940

TOTAL ASSETS	$2,064,260	$1,184,899

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$242,773	$829,201
Accrued wages payable	140,500	140,500
Accrued interest	31,575	48,724

Total Current Liabilities	414,848	1,018,425

LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,505,802	2,080,753
Convertible notes payable	3,648,451	516,800

Total Long-term Liabilities	5,154,253	2,597,553

TOTAL LIABILITIES	5,569,101	3,615,978

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE COMMON STOCK	57,849	—
STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; no shares issued and outstanding	—	—
Common stock, 250,000,000 shares authorized, $0.0001 par value; 102,167,624 and 98,284,709 issued and outstanding, respectively	10,217	9,828
Additional paid-in capital	34,172,719	31,109,178
Common stock warrants	6,831,130	3,564,483
Common stock options	4,898,565	4,330,500
Deficit accumulated during development stage	(49,475,321)	(41,445,068)

Total Stockholders’ Equity	(3,562,690)	(2,431,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,064,260	$1,184,899

The accompanying condensed notes are

an integral part of these financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		From July 11, 1995 (Inception) to March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)
REVENUES	$—	$—	$347,750

EXPENSES
Research and development	1,070,102	158,064	13,414,370
Laboratory fees	—	—	295,690
Management salaries	256,000	37,500	3,363,572
Amortization and depreciation expense	22,319	15,845	312,255
Legal and professional	50,568	80,362	888,387
Consulting fees	1,551,507	541,572	10,888,296
General and administrative expenses	336,058	315,380	3,614,262

Total Expenses	3,286,554	1,148,723	32,776,832

LOSS FROM OPERATIONS	(3,286,554)	(1,148,723)	(32,429,082)
OTHER INCOME (EXPENSE)
Sale of distribution rights	—	—	1,309,966
Interest income	—	2,396	4,547
Interest expense	(4,743,699)	(37,057)	(18,360,752)

Total Other Income (Expense)	(4,743,699)	(34,661)	(17,046,239)
LOSS BEFORE INCOME TAXES	(8,030,253)	(1,183,384)	(49,475,321)
INCOME TAXES	—	—	—

NET LOSS	$(8,030,253)	$(1,183,384)	$(49,475,321)

NET LOSS FROM OPERATIONS PER COMMON SHARE, BASIC AND DILUTED	$(0.08)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	99,609,383	90,426,979

The accompanying condensed notes are

an integral part of these financial statements.

Viral Genetics, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,		From July 11, 1995 (Inception) to March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
	(Restated)
Cash Flow from Operating Activities
Net Loss	(8,030,253)	(1,183,384)	(49,475,321)
Depreciation and amortization	22,319	15,845	312,255
Beneficial conversion feature of convertible debt	4,340,149	—	14,482,056
Non-cash operating expenses	—	—	5,387,663
Non-cash income	—	—	(309,966)
Issuance of common stock for services	1,011,991	118,000	4,740,501
Issuance of common stock for finders fee	—	—	450,000
Options and warrants issued for services	844,192	406,756	8,588,742
Options and warrants issued for wages	7,371	—	7,371
Options exercised for services	—	—	2,500
Warrants exercised for services	—	—	12,500
Issuance of common stock for expenses paid by third party	—	—	593,947
Issuance of common stock for settlement agreement	—	—	835,000
Issuance of stock for interest	—	—	1,256,135
Redeemable stock issued for services	57,849	—	57,849
Convertible debt issued for services	50,000	—	50,000
Notes payable issued for expenses	—	—	907,349
Expenses paid with notes payable	—	—	(10,043)
Notes payable converted to accrued wages	—	—	(25,000)
(Increase) decrease in deposits and other assets	1,000	—	(42,940)
Increase (decrease) in accrued interest	4,502	(119,155)	13,159
Increase (decrease) in accounts payable	(412,583)	27,711	416,617
Increase (decrease) in accrued wages payable	—	65,000	140,500

Net Cash Used in Operations	(2,103,463)	(669,227)	(11,609,126)
Cash Flows from Investing Activities
Increase in leasehold improvements	(100,678)	—	(1,039,305)
Acquisition of equipment	—	(423)	(352,471)
Increase in patent		—	(5,206,051)

Net Cash Used in Investing Activities	(100,678)	(423)	(6,597,827)
Cash Flows from Financing Activities
Proceeds from notes payable - related parties	23,500	—	9,379,671
Proceeds from convertible debentures	2,461,549	—	1,933,369
Proceeds from exercise of options and warrants	3,956	4,896	76,311
Proceeds from the sale of common stock	517,138	—	7,799,802

Net Cash Provided by Financing Activities	3,006,143	4,896	19,189,153
Change in cash	802,002	(664,754)	982,200
Cash and cash equivalents, beginning of period	180,198	1,402,169	—

Cash and cash equivalents, end of period	982,200	737,415	982,200

Supplemental Cash Flow Disclosures:
Interest expense paid	34,885	25,881	180,738
Income taxes paid		—
Non-Cash Transactions:
Issuance of common stock for services	1,011,991	118,000	4,740,501
Issuance of common stock for settlement agreement	—	—	835,000
Issuance of common stock for accounts payable	173,845	—	173,845
Options and warrants issued for services	786,361	406,756	8,530,911
Options and warrants exercised for services	—	—	682,814
Non-cash operating expenses	—	—	144,901
Issuance of commons stock for debt paid by third party	—	—	593,947
Issuance of common stock for debt and interest	—	—	8,255,471
Notes payable issued for services	—	—	147,155
Notes payable issued for expenses	—	—	10,043
Notes payable issued for accrued wages	—	—	25,000
Issuance of common stock for finders fee	—	—	450,000
Warrants issued with convertible debentures	2,511,549	—	3,027,549

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

NOTE 14 — RESTATEMENT

The Company has filed an amended Form 10-KSB on August 3, 2006, that reflected a change in the accounting for goodwill and patents purchased in 1995. The following summarize the changes in the Form 10-QSB as of March 31, 2006.

Description	As Reported	As Restated	Differences
Goodwill and patents, net	$5,171,860	—	$5,171,860
Deficit	(44,303,461)	(49,475,321)	(5,171,860)
Amortization	23,054	22,319	(735)
Net loss	(8,030,988)	(8,030,253)	735

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Item 6.	Exhibits

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRAL GENETICS, INC.

Date: August 3, 2006	By:	/s/ Haig Keledjian
Haig Keledjian Chief Executive Officer Chief Financial Officer