Form 10QSB
period 2006-06-30
VIRAL GENETICS INC /DE/
filed 2006-08-14
CIK 1091326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-000-26875

VIRAL GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0814123 (I.R.S. Employer Identification No.)

1321 Mountain View Circle, Asuza, CA (Address of principal executive offices)	91702 (Zip Code)

(626) 334-5310
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2006
Common Stock, $.001 par value	104,432,138

VIRAL GENETICS, INC.

TABLE OF CONTENTS

COVER PAGE

PARTI. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Restated)
ASSETS
CURRENT ASSETS
Cash	496,760	180,198

Total Current Assets	496,760	180,198

PROPERTY AND EQUIPMENT, NET	1,025,792	960,761

OTHER ASSETS
Deposits	42,940	43,940

TOTAL ASSETS	$1,565,492	$1,184,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$268,954	$829,201
Accrued wages payable	140,500	140,500
Accrued interest	130,374	48,724

Total Current Liabilities	539,828	1,018,425
LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,505,802	2,080,753
Convertible notes payable	4,098,451	516,800

Total Current Liabilities	5,604,253	2,597,553
COMMITMENTS AND CONTINGENCIES	--	--

REDEEMABLE COMMON STOCK	57,849	--
STOCKHOLDERS' DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; no shares issued and outstanding at June 30, 2006 and
December 31, 2005, respectively	--	--
Common stock, 250,000,000 shares authorized, $0.0001 par value;
104,432,138 and 98,284,709 issued and outstanding at June 30,
2006 and December 31, 2005, respectively	10,432	9,828

Additional paid-in capital	34,870,004	31,109,178

Common stock warrants	6,963,130	3,564,483

Common stock options	4,919,197	4,330,500

Deficit accumulated during development stage	(51,399,201)	(41,445,068)

Total Stockholders' Deficit	$(4,636,438)	$(2,431,079)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,565,492	$1,184,899

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,		From July 11, 1995 (Inception) to June 30,
	2006	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$--	$--	$--	$--	$347,750

EXPENSES
Research and development	450,983	29,216	1,521,085	187,280	13,865,353
Laboratory fees	--	--	--	--	295,690
Management salaries	--	287,059	256,000	324,559	3,363,572
Amortization and depreciation expense	22,522	80,152	44,841	95,997	334,777
Legal and professional	192,573	36,977	243,141	117,339	1,080,960
Consulting fees	741,267	433,177	2,292,774	974,749	11,629,563
Joint venture costs	--	90,000	--	90,000	--
General and Administrative	341,291	240,835	677,349	556,291	3,955,553

Total Expenses	1,748,636	1,107,416	5,035,190	2,256,215	34,525,468

LOSS FROM OPERATIONS	$(1,748,636)	$(1,107,416)	$(5,035,190)	$(2,256,215)	$(34,177,718)
OTHER INCOME (EXPENSE)
Sale of distribution rights	--	--	--	--	1,309,966
Interest income	4,192	--	4,192	2,396	8,739
Interest expense	(179,436)	(35,616)	(4,923,135)	(72,749)	(18,540,188)

Total Other Income (Expense)	(175,244)	(35,616)	(4,918,943)	(70,353)	(17,221,483)
NET LOSS	$(1,923,880)	$(1,143,032)	$(9,954,133)	$(2,326,568)	$(51,399,201)

NET LOSS PER COMMON SHARE BASIC
AND DILUTED	$(0.02)	$(0.01)	$(0.10)	$(0.03)

WEIGHTED AVERAGE NUM BER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	103,639,403	91,525,517	101,650,417	90,976,248

See accompanying notes to condensed consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		From July 11, 1995 (Inception) to June 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities:
Net Loss	$(9,954,133)	$(2,326,568)	$(51,399,201)
Depreciation and amortization	44,852	95,997	334,788
Beneficial conversion feature of convertible debt	4,394,149	--	14,536,056
Non-cash operating expenses	--	--	5,387,663
Non-cash income	--	--	(309,966)
Issuance of common stock for services	1,223,991	140,000	4,952,501
Issuance of common stock for finders fee	--	--	450,000
Options and warrants issued for services	1,087,615	991,148	8,832,165
Options and warrants issued for wages	20,580	--	20,580
Options exercised for services	--	--	2,500
Warrants exercised for services	--	--	12,500
Issuance of common stock for expenses paid by a third party	--	--	593,947
Issuance of common stock for settlement agreement	--	--	835,000
Issuance of stock for interest	--	--	1,256,135
Redeemable stock issued for services	57,849	--	57,849
Convertible debt issued for services	50,000	--	50,000
Notes payable issued for expenses	--	--	907,349
Expenses paid with notes payable	--	--	(10,043)
Notes payable converted to accrued wages	--	--	(25,000)
(Increase) decrease in deposits and other assets	1,000	--	(42,940)
Increase (decrease) in accrued interest	103,301	(194,275)	111,958
Increase (decrease) in accounts payable	(395,606)	346,763	442,798
Increase (decrease) in accrued wages payable	--	65,500	140,500

Net Cash Used in Operating activities	(3,366,402)	(881,435)	(12,862,861)

Cash Flows from Investing Activities
Increase in leashold improvements	(100,679)	(712,697)	(1,039,306)
Acquisition of equipment	--	(11,230)	(361,675)
Increase in patent	--	--	(5,206,051)

Net Cash Used in Investing Activities	(100,679)	(723,927)	(6,607,032)
Cash Flows from Financing Activities
Proceeds from notes payable - related parties	23,500	--	9,379,671
Proceeds from convertible debentures	2,857,549	--	2,329,369
Proceeds from exercise of options and warrants	5,456	12,766	77,811
Proceeds from sale of common stock and warrants	897,138	280,000	8,179,802

Net cash Provided by Financing Activities	3,783,643	292,766	19,966,653

Change in cash and cash equivalents	316,562	(1,312,596)	496,760
Cash and cash equivalents, beginning of period	180,198	1,402,169	--

Cash and cash equivalents, end of period	$496,760	89,573	496,760

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$50,345	$72,749	231,083

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(unaudited)

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(unaudited)

Loss Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there was approximately 75,207,863 common stock equivalents outstanding at June 30, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at June 30, 2006.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $51,399,201 through June 30, 2006. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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
June 30, 2006
(unaudited)

Research and Development

Research and development expenses are charged to operations as incurred.

Segment Reporting

The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity and because its wholly owned Beijing subsidiary had no activity other than expenses of $21,000 which are included in the statement of operations as of June 30, 2006.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact on the Company’s financial statements from the adoption of this statement.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(unaudited)

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2006	December 31, 2005
Equipment	$322,131	$313,070
Leasehold improvements	1,039,306	938,627

	1,361,438	1,251,697
Less accumulated depreciation	(335,646)	(290,936)

	$1,025,792	$960,761

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation expense for the six months ended June 30, 2006 and 2005 was $44,842 and $21,555, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

During the six months ended June 30, 2006, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 9 regarding stock options). As of June 30, 2006, the Company had [ten] individuals and firms engaged under such agreements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(unaudited)

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

NOTE 6 – COMMON STOCK

In April and May 2006, the Company issued 1,085,714 shares to Caribou Investments, Inc. pursuant to a subscription agreement from March 2006 for cash of $380,000 and cancellation of warrants to acquire shares of common stock.

In May of 2006, the Company issued 100,000 shares to Ronald Moss on exercise of an option and payment of the exercise price of $1,000; 25,000 shares to Eric Rosenberg on exercise of an option and payment of the exercise price of $250 and 25,000 shares to Robert Siegel on exercise of an option and payment of the exercise price of $250.

In May 2006 the Company issued 400,000 shares to Laurel Hill Capital Partners, LLC for consulting services. The shares vest on the one year anniversary of issuance and, if the consulting agreement is terminated, the shares shall be returned to the Company for cancellation.

In March 2006, the Company issued 667,500 shares to Southwest Land Trust and Investments on exercise of warrants for cash received in January, February and March 2006.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(unaudited)

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Related Parties

At June 30, 2006 and December 31, 2005, respectively, the Company had the following obligations:

	2006	2005
Convertible notes payable to related parties	$1,505,802	$2,080,753

Total	$1,505,802	$2,080,753

Accrued interest on convertible notes payable to related parties was $50,605 and $40,067 at June 30, 2006 and December 31, 2005, respectively.

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
June 30, 2006
(unaudited)

(2) Warrants to purchase approximately 6.4 million shares of Viral Genetics common stock at an exercise price of $0.78 per share exercisable over a term of five years (the “Warrants”); and

(3) Unit Purchase Warrants to purchase an additional $2.1 million in principal amount of Debentures and additional Warrants to purchase 4.7 million shares of common stock (the “Unit Warrants”).

The initial purchase of approximately $2.5 million in principal amount of the Debentures was closed on March 29, 2006 and the remainder of the transaction closed in April The Company generated net proceeds from the Debentures, after commissions and the investors’ professional fees of approximately $2.6 million.. The carrying value of the Debentures was $2,901,551 at June 30, 2006.

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

In a related transaction, the investors purchasing the Debentures negotiated for and purchased from three other creditors of Viral Genetics unsecured convertible debentures in the principal amount of $576,800 that accrue interest at the rate of 10 percent per annum originally issued in October 2005. Accrued interest on the unsecured debentures at the time of the purchase was $21,650, so the total purchase price paid was $598,450. The maturity date of the unsecured debentures is October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal. Viral Genetics will include the shares underlying the unsecured debentures in the registration statement described above. These convertible notes have a carrying value of $598,450 at June 30, 2006.

As an inducement to the three creditors to sell the unsecured debentures to the investors purchasing the Debentures, Best Investments, Inc., which holds convertible promissory notes issued by Viral Genetics, agreed to sell to the three creditors $598,450 in principal amount of the convertible notes for cash in that amount. Haig Keledjian, an officer, director, and principal shareholder of Viral Genetics, is the sole officer and director of Best Investments, Inc. These convertible notes have a carry value of $598,450 as at June 30, 2006.

NOTE 8 – WARRANTS

In May 2006, the Company granted 600,000 warrants in connection with a services agreement. The warrants were granted with an exercise price of $0.80 per share and expire on May 30, 2010.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(unaudited)

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

An investor exercised 667,500 warrants by purchasing common stock shares for $267,000 and the Company cancelled 4,158,187 warrants during the six months ended June 30, 2006.

During the six months ended June 30, 2006, the fair value of each warrant granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 93.3% to 99.9%, expected life of 1 - 2.5 years, and no expected dividends. The value of these warrants was 4,412149, of which $4,280,149 was charged to interest expense and $132,000 was charged to consulting fees during the period.

The following is a summary of stock warrants activity:

Number of Warrants
Warrants outstanding at January 1, 2006	36,052,790

Granted in 2006	10,494,936

Exercised in 2006	(667,500)

Cancelled in 2006	(4,158,187)

Warrants outstanding and exercisable at June 30, 2006	41,700,039

Weighted average fair value of warrants granted during the six months ended June 31, 2006	$0.44

NOTE 9 – STOCK OPTIONS

In the three months ended June 30, 2006, the Company granted 749,950 options under various consulting or advising agreements at an exercise price of $0.01. These options are generally granted at varying rates per consultant or advisor for every month or three months of service until the termination of the individual agreements. At June 30, 2006, [148,150] of the options granted had been exercised. There were also [126,400] options granted during 2005 that were exercised by June 30, 2006. Also during the six months ended June 30, 2006, the Company granted 800,000 options under an employment agreement at an exercise price of $0.80; 500,000 options under a consulting agreement at an exercise price of $0.75 which vests in three equal increments on signing and on each one-year anniversary of signing; and 100,000 options to a director at an exercise price of $0.80 that vests in two equal increments on the six month and one year anniversary of granting. During the six months ended June 30, 2006, 850,000 options granted in 2003 and 2004 expired unexercised.

During the six months ended June 30, 2006, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 93.3%, expected life of 1 year, and no expected dividends. The value of these options, $1,097,961, was charged to consulting fees, research and development expense and payroll expense during the period.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(unaudited)

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2006	16,243,200	$0.47

Granted in 2006	2,149,950	$0.01

Expired in 2006	(850,000)	$0.01

Exercised in 2006	(424,550)	$0.32

Options outstanding and exercisable at June 30, 2006	17,118,600	$0.47

Weighted average fair value of options granted during the six months ended June 30, 2006	0.45

There is no formal stock option plan in place. Stock options are issued by management for consulting services as deemed appropriate.

NOTE 10 – MERGER AND ACQUISITION

Acquisitions

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

NOTE 11 – LITIGATION

On April 3, 2006, T & T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T & T under the Distribution Agreement because of rights T & T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the allegations unequivocally, has filed an answer to the complaint denying the substantive allegations, and asserting counterclaims that it believes it has against T &T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part of a calculated effort by T& T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.

NOTE 12 — REDEEMABLE COMMON STOCK

In March 2006, the Company issued 643,800 shares to two employees pursuant to the terms of employment agreements as partial compensation for services to the Company to be performed under the agreements. The shares are subject to forfeiture if employment is terminated. For the Six months ended June 30, 2006, the Company charged $57,849 to expenses for services rendered under these agreements.

ITEM 2.   Managements Discussion and Analysis or Plan of Operation

Viral Genetics, Inc., our subsidiary (“VGI”), was founded in 1995 to discover, develop, and commercialize a series of proprietary proteins. Our research interests include infectious disease – in particular, HIV infection and AIDS – autoimmune conditions and immunological deficiency. In October 2001, all of the issued and outstanding common stock of VGI was acquired by Viral Genetics, Inc., a Delaware corporation.

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

This strategy resulted in Viral Genetics completing five human clinical trials of VGV-1 outside the United States, and most recently a 137-patient Phase III study in South Africa.

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

In December 2004, we entered into a Distribution Management Agreement with Timothy & Thomas LLC, (“T &T”). The Distribution Agreement grants to T & T the exclusive right to establish, appoint, and manage distribution and sub-distribution of all Viral Genetics products that are used or useful for the prevention or treatment of HIV and/or AIDS in continental Africa and certain island nations off the coast of Africa. The term of the Distribution Agreement is 20 years. In consideration for these rights, T & T made a payment of $650,000 in cash to Viral Genetics, surrendered for cancellation a convertible debenture in the principal amount of $200,000 originally issued in the name of Thomas Little, and agreed to pay the expenses incurred to complete the on-going clinical trial of VGV-1 in South Africa up to a maximum threshold amount beyond which we are required to pay for 50% of all expenses. Additional expenses related to the establishment of distribution in Africa over and above the South African clinical trial will also be shared by T & T and Viral Genetics.

As contemplated by the Distribution Agreement, T &T will establish distributors in each African country who will purchase our HIV/AIDS products directly from us and distribute those products in their respective countries. Viral Genetics will pay to T & T a management fee based on gross sales of Viral Genetics products in Africa. Distributors will pay an amount to us for product based on its final selling price, with a minimum guaranteed price.

On April 3, 2006, T & T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T & T under the Distribution Agreement because of rights T & T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics intends to file an answer to the complaint denying the substantive allegations and asserting counterclaims that Viral Genetics believes it has against T & T for breach of the Distribution Agreement. Because this matter arose just recently, it is not possible to evaluate or predict what impact, if any, it will have on the financial condition and future operations of Viral Genetics.

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

Through an Assignment of Patent Agreement dated August 1, 1995, VGI acquired all of the rights in the patents pertaining to Thymus Nuclear Protein (“TNP”), which is the basis of several of our drug candidates. The patents were acquired by VGI from Therapeutic Genetic, Inc., another California corporation (“TGI”), for a note in the principal amount of $6,250,000 (the “Note”) and a continuing royalty equal to 5 percent of the worldwide gross sales of products using the patented technology (the “Royalty). The stockholders of TGI were all of the same persons who were former stockholders of VGI prior to its acquisition by Viral Genetics in October 2001. The Royalty was assigned to a limited liability company with the same shareholders as TGI and TGI has no further interest in the Royalty.

On June 30, 2004, TGI exercised the option to convert the convertible debentures they held under the Debt Restructuring Agreement dated May 22, 2003 to 24,708,580 shares of common stock and warrants to purchase an additional 24,708,580 shares. The warrants are exercisable at a price of $0.40 per share over a five-year period expiring on September 19, 2009.

From 1995 through 2002, certain directors of Viral Genetics have made loans and other advances to fund operations (the “Founders’ Notes”). In May 2003, the principal and accrued interest of the Founders’ Notes were restructured such that the due date of repayment was extended to May 22, 2008. It was also agreed that the holders of the Founders’ Notes could exchange the principal and accrued interest for Units of Viral Genetics at a price of $0.30 per Unit with each Unit consisting of one share of the common stock of Viral Genetics and one warrant to purchase one share of the common stock of Viral Genetics for $0.40 exercisable for 5 years. On August 5, 2004, the Founders’ Notes were assigned to Best Investment, Inc., a corporation of which Haig Keledjian, an officer and director, is the sole officer and director. As of December 31, 2004, the total principal and accrued interest on the Founder’s Notes was $2,156,543. If exchanged pursuant to the foregoing terms, Viral Genetics would issue to the holders of the Founder’s Notes 7,188,477 shares and 7,188,477 warrants.

On March 29, 2006, Viral Genetics entered into securities purchase agreements with 11 private investors providing for convertible debt financing to Viral Genetics. In the transactions, Viral Genetics agreed to issue to the investors:

—        10% Senior Secured Amortizing Convertible Debentures Due September 1, 2008 (the “Debentures”), in the aggregate principal amount of approximately $2.9 million;

—        Warrants to purchase approximately 6.4 million shares of Viral Genetics common stock at an exercise price of $0.78 per share exercisable over a term of five years (the “Warrants”); and

—        Unit Purchase Warrants to purchase an additional $2.1 million in principal amount of Debentures and additional Warrants to purchase 4.7 million shares of common stock (the “Unit Warrants”).

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

At June 30, 2006, we had $496,760 of current assets, current liabilities of $539,828, and long-term liabilities of $5,604,253. We estimate that we will need to fund approximately $1.5 million of research and development costs in the United States and South Africa $100,000 of patent work, and $900,000 of administrative expenses and product manufacturing costs during 2006.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,”“intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

ITEM 3.    Controls and Procedures

As of June 30, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

On April 3, 2006, T & T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T & T under the Distribution Agreement because of rights T & T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the allegations unequivocally, has filed an answer to the complaint denying the substantive allegations, and asserting counterclaims that it believes it has against T & T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part a calculated effort by T & T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics. The Company has responded to the complaint and has filed a counterclaim claiming breach of contract for failure to pay for second-stage clinical trials.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In May of 2006, the Company issued 100,000 shares to Ronald Moss on exercise of an option and payment of the exercise price of $1,000; 25,000 shares to Eric Rosenberg on exercise of an option and payment of the exercise price of $250 and 25,000 shares to Robert Siegel on exercise of an option and payment of the exercise price of $250.

In May 2006 the Company issued 400,000 shares to Laurel Hill Capital Partners, LLC for consulting services. The shares vest on the one year anniversary of issuance and, if the consulting agreement is terminated, the shares shall be returned to the Company for cancellation.

The securities described above were offered and sold in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. No commission was paid to any person in connection with effecting the transaction.

ITEM 6.    Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viral Genetics, Inc.

Date: August 14, 2006	By:	/S/ Haig Keledjian
Haig Keledjian, Chief Executive Officer Chief Financial Officer (on behalf of the registrant and as the registrant's principal financial and accounting officer)