Form 10QSB
period 2006-09-30
VIRAL GENETICS INC /DE/
filed 2006-11-14
CIK 1091326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2006
Common Stock, $.001 par value	105,568,298

VIRAL GENETICS, INC.

TABLE OF CONTENTS

COVER PAGE

TABLE OF CONTENTS	2

PART I. FINANCIAL INFORMATION

PARTII. OTHER INFORMATION

ITEM 6.	Exhibits	16
SIGNATURE		17

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005 (Restated)
ASSETS
CURRENT ASSETS
Cash	$14,572	$180,198

Total Current Assets	14,572	180,198

PROPERTY AND EQUIPMENT, NET	1,003,038	960,761

OTHER ASSETS
Deposits	42,940	43,940

TOTAL ASSETS	$1,060,550	$1,184,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES	$256,823	$829,201
Accrued wages payable	140,500	140,500
Accrued interest	188,563	48,724

Total Current Liabilities	585,886	1,018,425

LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,458,582	2,080,753
Convertible notes payable	3,977,737	516,800

Total Long-Term Liabilities	5,436,319	2,597,553

COMMITMENTS AND CONTINGENCIES	--	--

REDEEMABLE COMMON STOCK	66,489	--

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; no shares issued and outstanding at September 30, 2006 and December 31,
2005, respectively	--	--
Common stock, 250,000,000 shares authorized, $0.0001 par value;
105,568,298 and 98,284,709 issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	10,557	9,828
Additional paid-in capital	35,036,132	31,109,178
Common stock warrants	6,963,130	3,564,483
Common stock options	5,052,755	4,330,500
Deficit accumulated during development stage	(52,090,718)	(41,445,068)

Total Stockholders’ Deficit	$(5,028,144)	$(2,431,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,060,550	$1,184,899

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,		From July 11, 1995 (Inception) to June 30,
	2006	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$--	$--	$--	$--	$347,750

EXPENSES
Research and development	187,632	111,280	1,708,717	298,560	14,348,675
Management salaries	--	86,867	256,000	411,426	3,363,572
Amortization and depreciation expense	22,755	80,152	67,596	176,149	357,532
Legal and professional	5,346	9,250	248,487	126,589	1,086,306
Consulting fees	27,868	207,920	2,320,642	1,182,669	11,657,431
General and Administrative	296,657	111,529	974,006	667,820	4,252,210

Total Expenses	540,257	606,998	5,575,447	2,863,213	35,065,725

LOSS FROM OPERATIONS	$(540,257)	$(606,998)	$(5,575,447)	$(2,863,213)	$(34,717,975)
OTHER INCOME (EXPENSE)
Sale of distribution rights	--	--	--	--	1,309,966
Interest income	653	--	4,845	2,396	9,392
Interest expense	(151,913)	(33,970)	(5,075,048)	(106,719)	(18,692,101)

Total Other Income (Expense)	(151,260)	(33,970)	(5,070,203)	(104,323)	(17,372,743)
NET LOSS	$(691,517)	$(640,968)	$(10,645,650)	$(2,967,536)	$(52,090,718)

NET LOSS PER COMMON SHARE BASIC
AND DILUTED	$(0.01)	$(0.01)	$(0.10)	$(0.03)

WEIGHTED AVERAGE NUM BER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	104,950,632	92,793,046	104,616,814	91,539,646

See accompanying notes to condensed consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		From July 11, 1995 (Inception) to September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities:
Net Loss	$(10,645,650)	$(2,967,536)	$(52,090,718)
Depreciation and amortization	67,607	176,149	357,543
Beneficial conversion feature of convertible debt	4,394,149	--	14,536,056
Non-cash operating expenses	--	--	5,387,663
Non-cash income	--	--	(309,966)
Issuance of common stock for services	1,223,991	140,000	4,952,501
Issuance of common stock for finders fee	--	--	450,000
Options and warrants issued for services	1,217,549	1,131,672	8,962,099
Options and warrants issued for wages	24,204	--	24,204
Options exercised for services	--	--	15,000
Issuance of common stock for expenses paid by a third party	--	--	593,947
Issuance of common stock for settlement agreement	--	--	835,000
Issuance of stock for interest	45,538	--	1,301,673
Redeemable stock issued for services	66,489	--	66,489
Convertible debt issued for services	50,000	--	50,000
Notes payable issued for expenses	--	--	907,349
Expenses paid with notes payable	--	--	(10,043)
Notes payable converted to accrued wages	--	--	(25,000)
(Increase) decrease in deposits and other assets	1,000	--	(42,940)
Increase (decrease) in accrued interest	161,490	(168,394)	170,147
Increase (decrease) in accounts payable	(398,533)	346,763	430,667
Increase in investor deposits	--	70,000	--
Increase (decrease) in accrued wages payable	--	65,500	140,500

Net Cash Used in Operating activities	(3,792,166)	(1,205,846)	(13,297,829)

Cash Flows from Investing Activities
Increase in leashold improvements	(100,679)	(712,697)	(1,039,306)
Acquisition of equipment	(9,204)	(11,230)	(361,675)
Increase in patent	--	--	(5,206,051)

Net Cash Used in Investing Activities	(109,883)	(723,927)	(6,607,032)
Cash Flows from Financing Activities
Proceeds from notes payable - related parties	23,500	189,976	9,379,671
Drafts in excess of bank balances	--	42,482	42,482
Proceeds from convertible debentures	2,857,549	--	2,329,369
Repayment of convertible notes - related parties	(47,220);	--	(47,220)
Proceeds from exercise of options and warrants	5,456	16,146	77,811
Proceeds from sale of common stock and warrants	897,138	280,000	8,179,802

Net cash Provided by Financing Activities	3,736,423	528,604	19,919,433

Change in cash and cash equivalents	(165,626)	(1,401,169)	14,572
Cash and cash equivalents, beginning of period	180,198	1,402,169	--

Cash and cash equivalents, end of period	$14,572	1,000	14,572

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$37,294	$8,089	218,032
NON-CASH FINANCING ACTIVITIES
Common stock issued upon conversion of debt	$120,713	$--	120,713

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements
September 30, 2006
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

Compensated Absences

The Company’s policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimable, it would not be currently recognized as the amount would be deemed immaterial.

Consolidated Financial Statements

The accompanying financial statements include those of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Loss Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there were approximately 66,569,803 common stock equivalents outstanding at September 30, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at September 30, 2006.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $52,090,718 through September 30, 2006. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at September 30, 2006.

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

Segment Reporting

The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity and because it’s wholly owned Beijing subsidiary had no activity other than expenses of $56,000 which are included in the statement of operations as of September 30, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.”SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff A accounting Bulleting No. 108 (SAB No. 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The provisions of SAB No. 108 are effective in the current fiscal year for the Company. The Company does not expect that SAB No. 108 will have a material impact on its financial statements.

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

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2006	December 31, 2005
Equipment	$322,131	$313,070
Leasehold improvements	1,039,306	938,627

	1,361,438	1,251,697
Less accumulated depreciation	(358,399)	(290,936)

	$1,003,038	$960,761

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $67,596 and $45,997, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

During the nine months ended September 30, 2006, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 9 regarding stock options). As of September 30, 2006, the Company had ten individuals and firms engaged under such agreements.

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

NOTE 6 – COMMON STOCK

In August 2006, certain holders of the Company’s unsecured convertible debentures due October 2007, elected to convert their holdings into shares of the Company’s common stock at a conversion price of $0.18 per share as provided for in the underlying agreements. In connection with these conversions the Company issued 492,641 shares of its common stock. (See Note 7 regarding convertible notes payable)

In August 2006, the Company issued 599,719 shares of common stock as partial payment for the first of 24 principal and interest payments on the Company’s in connection with the first principal and interest payment 10% Senior Secured Amortizing Convertible Debentures Due September 1, 2008, due October 1, 2006. (See Note 7 regarding convertible notes payable)

In April and May 2006, the Company issued 1,085,714 shares to Caribou Investments, Inc. pursuant to a subscription agreement from March 2006 for cash of $380,000 and cancellation of warrants to acquire shares of common stock.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Related Parties

At September 30, 2006 and December 31, 2005, respectively, the Company had the following obligations:

	2006	2005
Convertible notes payable to related parties	$1,458,582	$2,080,753

Total	$1,458,582	$2,080,753

Accrued interest on convertible notes payable to related parties was $70,224 and $40,067 at September 30, 2006 and December 31, 2005, respectively.

The related party notes were due in 2003, the Company did not have the funds necessary to pay the obligations. The debts were restructured in June 2003 with the issuance of 5% convertible notes whose terms included all underlying principal and interest and are due March 31, 2008. All of these convertible notes are exchangeable into units of the Company at the rate of $0.30 per unit. Each unit consists of one common share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at a price of $0.40, exercisable for 5 years.

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

The initial purchase of approximately $2.5 million in principal amount of the Debentures was closed on March 29, 2006 and the remainder of the transaction closed in April The Company generated net proceeds from the Debentures, after commissions and the investors’ professional fees of approximately $2.6 million.. The carrying value of the Debentures was $2,869,422 at September 30, 2006.

The principal amount of the Debentures is convertible into shares of the Company’s common stock at any time at the election of the holder at a rate of one common share for each $0.45 of principal. Principal is payable over a term of 24 months beginning October 1, 2006, and may, at the election of Viral Genetics and subject to certain conditions, be paid in shares of common stock priced at the lower of $0.45 or 80 percent of the average of the three lowest closing bid prices during the ten trading days prior to the monthly payment date. If monthly installments of principal are paid in cash, Viral Genetics must pay an additional premium equal to five percent of the monthly principal payment. Interest on the Debentures is paid quarterly beginning October 1, 2006, and may, at the election of Viral Genetics and subject to the satisfaction of certain conditions, be paid with shares of common stock. In August 2006, the Company issued 599,719 shares of its common stock as partial payment for the first principal and interest payments due October 1, 2006 at a conversion price of $0.45 per share. In accordance with the agreements underlying the Debentures the conversion price per share was subsequently adjusted to $0.12 per share for the principal due October 1, 2006 and $0.1369 per share for the interest due October 1, 2006. As a result, the Company issued an additional 1,495,575 shares in October to satisfy in full the first principal and interest payment due October 1, 2006. The 599,719 shares issued in August 2006 were valued in aggregate at $77,577, of which $32,182 represented a partial payment of the principal amount due October 1, 2006 and 45,449 represented a partial payment of the interest amount due October 1, 2006.

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

In a related transaction, the investors purchasing the Debentures negotiated for and purchased from three other creditors of Viral Genetics unsecured convertible debentures in the principal amount of $576,800 that accrue interest at the rate of 10 percent per annum originally issued in October 2005. Accrued interest on the unsecured debentures at the time of the purchase was $21,650, so the total purchase price paid was $598,450. The maturity date of the unsecured debentures is October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal. Viral Genetics will include the shares underlying the unsecured debentures in the registration statement described above. In August 2006, certain of the holders of the unsecured convertible debentures elected to convert their holdings into shares of the Company’s common stock. In connection with these conversion, the Company issued 492,641 shares of common stock, valued at $88,675, of which $88,586 represented payment of outstanding principal and $89 represented shares issued for accrued interest through the conversion date. These convertible notes have a carrying value of $509,865 at September 30, 2006.

As an inducement to the three creditors to sell the unsecured debentures to the investors purchasing the Debentures, Best Investments, Inc., which holds convertible promissory notes issued by Viral Genetics, agreed to sell to the three creditors $598,450 in principal amount of the convertible notes for cash in that amount. Haig Keledjian, an officer, director, and principal shareholder of Viral Genetics, is the sole officer and director of Best Investments, Inc. These convertible notes have a carry value of $598,450 as at September 30, 2006.

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

An investor exercised 667,500 warrants by purchasing common stock shares for $267,000 and the Company cancelled 4,158,187 warrants during the six months ended September 30, 2006.

During the six months ended September 30, 2006, the fair value of each warrant granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 93.3% to 99.9%, expected life of 1 - 2.5 years, and no expected dividends. The value of these warrants was 4,412149, of which $4,280,149 was charged to interest expense and $132,000 was charged to consulting fees during the period.

The following is a summary of stock warrants activity:

Number of Warrants
Warrants outstanding at January 1, 2006	36,052,790

Granted in 2006	10,494,936

Exercised in 2006	(667,500)

Cancelled in 2006	(4,158,187)

Warrants outstanding and exercisable at September 30, 2006	41,700,039

Weighted average fair value of warrants granted during the six months ended September 30, 2006	$0.44

NOTE 9 – STOCK OPTIONS

In the three months ended September 30, 2006, the Company granted 5,074,950 options under various consulting, employment or advising agreements at an exercise prices between $0.01 and $0.781 per share. These options are generally granted at varying rates per consultant or advisor for every month or three months of service until the termination of the individual agreements. At September 30, 2006, 189,350 of these options had been exercised. Also during the nine months ended September 30, 2006, the Company granted 800,000 options under an employment agreement at an exercise price of $0.80; 500,000 options under a consulting agreement at an exercise price of $0.75 which vests in three equal increments on signing and on each one-year anniversary of signing; and 100,000 options to a director at an exercise price of $0.80 that vests in two equal increments on the six month and one year anniversary of granting. During the nine months ended September 30, 2006, 850,000 options granted in 2003 and 2004 expired unexercised.

During the nine months ended September 30, 2006, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, expected volatility of 93% - 100%, expected life of 1-2.5 years, and no expected dividends. The value of these options, $1,248,195, was charged to consulting fees, research and development expense and payroll expense during the period. The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2006	16,243,200	$0.47

Granted in 2006	5,074,590	$0.59

Expired in 2006	(850,000)	$0.01

Exercised in 2006	(424,550)	$0.32

Options outstanding and exercisable at September 30, 2006	20,043,240	$0.52

Weighted average fair value of options granted during the six months ended September 30, 2006	$0.22	$0.59

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

NOTE 11 – LITIGATION

On April 3, 2006, T & T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T & T under the Distribution Agreement because of rights T & T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the allegations unequivocally, has filed an answer to the complaint denying the substantive allegations, and asserting counterclaims that it believes it has against T & T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part of a calculated effort by T & T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.

NOTE 12 — REDEEMABLE COMMON STOCK

In March 2006, the Company issued 643,800 shares to two employees pursuant to the terms of employment agreements as partial compensation for services to the Company to be performed under the agreements. The shares are subject to forfeiture if employment is terminated. In September 2006, the Company issued 28,800 shares to one employee pursuant to the terms of employment agreement as partial compensation for services to the Company to be performed under the agreement. For the nine months ended September 30, 2006, the Company charged $66,489 to expenses for services rendered under these agreements.

ITEM 2.    Managements Discussion and Analysis or Plan of Operation

Viral Genetics, Inc., our subsidiary (“VGI”), was founded in 1995 to discover, develop, and commercialize a series of proprietary proteins. Our research interests are infectious disease – in particular HIV/AIDS, autoimmune conditions and immunological deficiency. In October 2001, all of the issued and outstanding common stock of VGI was acquired by Viral Genetics, Inc., a Delaware corporation.

Our core technology is Thymus Nuclear Protein or TNP – a processed extract of mammalian thymus tissue. The lead product candidate using the TNP proteins is VGV-1, a suspension of TNP in adjuvant which we have studied in five human clinical trials of VGV-1 to examine its safety and efficacy as a treatment for HIV/AIDS. We view TNP as a platform technology based on data gathered from the recently completed South African TNP001 study and anecdotal information from our prior studies.

Our most recent human clinical trial was completed in South Africa. This study – the “TNP001 Study” – was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It was a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects with CD4 cell counts of 250-500. We completed enrollment of 137 subjects. The primary endpoint for the study was the decrease in viral load as measured by PCR-RNA assay. Other endpoints include CD4 cell counts, PBMC culture assays and certain immune markers. Patients received 16 intra-muscular injections over a 51-day period, and were followed up after treatment to day 240. The study was administered by Virtus Clinical Development Services, a leading South African contract research organization.

The results of the TNP001 Study indicated statistically significant reductions in viral load (the amount of HIV in the blood) in some patients, only mild adverse events attributed to the drug, and a mechanism of action that appears to be markedly different than existing HIV therapies. During the study, statistically significant reductions in viral load were seen in 22% of patients overall that were equivalent to a 70% decrease in the amount of virus in the blood at day 150 (approximately three months after treatment). Further, patients who began TNP001 with reduced immune function (CD4 cell count below 300) did best on VGV-1. Of the patients that started the study with lower CD4 counts, 36% had a 0.5 log (70%) or greater drop in viral load at day 150 and 25% had this result at day 240. CD4 cells are a key element in the formation of an immune response to viruses and other foreign bodies. Reducing HIV viral load is the only known way to delay disease progression.

We view these results as confirming the biological activity and antiviral properties of VGV-1 and that it appears to have a higher degree of efficacy in sicker patients, while suggesting that the optimal dosing of the product has not yet been identified. We intend to focus on these areas – dose optimization and later-stage AIDS patients – in future clinical trials.

Following a review of the TNP001 data, results of prior studies, and other data, our Scientific Advisory Board has recommended an initial series of steps as the basis of a longer-term strategy focused on pursuing development of VGV-1 in the United States. The initial steps of the plan include testing related to VGV-1’s mechanism of action and characterization. It is believed that the information gleaned from this testing will contribute to further understanding the effects VGV-1 and TNP may have on the immune system and HIV infection, and facilitate improvement of the HIV viral load results by allowing optimization of the dose and formulation. Based on updated policies adopted by the FDA, we believe that this information will be required to complete an Investigational New Drug (“IND”) application. We recently completed initial characterization studies and believe that we have identified the specific nature of the TNP proteins as a naturally-occuring substance found within the human body. We are now working to verify this result at an independent laboratory.

In the TNP001 study we also observed that certain immune markers related to infection in general and specific immune responses to HIV were altered in an intriguing manner. Further, in prior clinical trials some test subjects suffering from other clinical conditions and diseases, such as oral and genital herpes, hepatitis C infection, rheumatoid arthritis, and others, reported anecdotal improvements in their symptoms. We believe that this warrants further study to determine whether this would justify future study of the compound for other conditions. Historically, we have allocated the majority of our efforts to the development of VGV-1 as a treatment for HIV/AIDS and we expect to continue to do so in the immediate future.

At September 30, 2006, we had $14,572 of current assets, current liabilities of $585,886, and long-term liabilities of $5,436,319. We estimate that we will need to fund approximately $1.5 million of research and development costs in the United States and South Africa including $100,000 of patent work, and $900,000 of administrative expenses and product manufacturing costs during 2006.

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

ITEM 3. Controls and Procedures

As of September 30, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Viral Genetics, Inc.

Date: November 14, 2006	By:	/S/ Haig Keledjian
Haig Keledjian, Chief Executive Officer Chief Financial Officer (on behalf of the registrant and as the registrant's principal financial and accounting officer)