Form 10KSB
period 2006-12-31
VIRAL GENETICS INC /DE/
filed 2007-04-27
CIK 1091326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission File Number: 0-000-26875

VIRAL GENETICS, INC.

(Name of small business issuer in its charter)

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

The aggregate market value of the issuer’s voting stock held as of April 12, 2007 by non-affiliates of the issuer was $3,448,693.

As of April 12, 2007 the issuer had 128,127,828 shares of its common stock outstanding.

Transitional Small Business Format:  Yes ☐    No ☒

Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part I, Item 1 under “Description of business,” and Part II, Item 6 under “Management’s Discussion and Analysis or Plan of Operation.” In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “projected,”“anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continues,” or the negative of these terms or other comparable terminology. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of Viral Genetics may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

Item 1.  BUSINESS

Overview

Viral Genetics, Inc., was incorporated under the laws of the state of Delaware on June 8, 1998, and in October 2001 acquired its subsidiary, Viral Genetics, Inc., a California corporation formed in 1995 (“VGI”). VGI was founded in 1995 to discover, develop, and commercialize a series of proprietary proteins based primarily on Thymus Nuclear Protein or TNP. Our research interests are infectious disease – in particular HIV/AIDS – autoimmune conditions and immunological deficiency.

TNP is a processed extract of mammalian thymus tissue from which we recently isolated what we believe are the active components: two protein fragments or “peptides”. The lead product based on TNP is VGV-1, which is TNP suspended in alum adjuvant dosed through intramuscular injections. We have studied VGV-1 in five human clinical trials to examine for safety and efficacy as a treatment for HIV/AIDS. VGV-1 is in the preclinical stage of development in the USA where we have yet to file an IND with the FDA, but have completed pre-IND correspondence. VGV-1 is in later-stage development outside the United States where we have completed several clinical trials, including our recent South African study.

Based on our evaluation of published research on the active peptides that we discovered in VGV-1, preclinical test results, immunological data gathered from our TNP001 human clinical trial, and anecdotal information from our prior human clinical trials, we believe that TNP may have potential for other applications in other diseases and that additional in these areas research is warranted. At present, we will limit our research into other uses of TNP to early-stage “activity” studies and focus the majority of our efforts and resources on the HIV and AIDS application. We expect to continue this strategy until we have sufficient resources to expand beyond that.

Over the next year we expect to focus on completing preclinical studies required to seek FDA approval for a clinical trial of VGV-1, while in parallel seeking to continue clinical development of VGV-1 in South Africa. In conjunction with those efforts, which are focused on the HIV/AIDS application of TNP, we are now planning a series of in vitro laboratory studies to examine the activity of the TNP peptides to determine their effects against not only the HIV virus, but other viruses, human immune system cells, bacteria, and various other pathogens.

Last year we announced the results of our human clinical trial of VGV-1 in South Africa. This study – the “TNP001 Study” – was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It was a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects with CD4+ cell counts of 250-500. We completed enrollment of 137 subjects. The primary endpoint for the study was the decrease in viral load as measured by PCR-RNA assay. Other endpoints include CD4+ cell counts, PBMC culture assays and certain immune markers. Patients received 16 intra-muscular injections over a 51-day period, and were followed up after treatment to day 240. The study was administered by Virtus Clinical Development Services, a leading South African contract research organization.

The results of the TNP001 Study indicated statistically significant reductions in viral load (the amount of HIV in the blood) in some patients, only mild adverse events attributed to the drug, and a mechanism of action that appears to be markedly different than existing HIV therapies. During the study, statistically significant reductions in viral load were seen in 22% of patients overall that were equivalent to a 70% decrease in the amount of virus in the blood at day 150 (approximately three months after treatment). Further, patients who began TNP001 with reduced immune function (CD4+ cell count below 300) did best on VGV-1. Of the patients that started the study with lower CD4+ counts, 36% had a 0.5 log (70%) or greater drop in viral load at day 150 and 25% had this result at day 240. CD4+ cells are a key element in the formation of an immune response to viruses and other foreign bodies. Reducing HIV viral load is the only known way to delay disease progression.

In the TNP001 study we also observed that certain immune markers related to infection in general and specific immune responses to HIV were altered in an intriguing manner.

In summary, we view these results as confirming the biological activity and antiviral properties of VGV-1, its apparently higher degree of efficacy in sicker patients, and the lack of safety or toxicity issues associated with receiving it, while suggesting that the optimal dosing of the product has not yet been identified. We intend to focus primarily on “dose optimization” this year.

Our management team consists of two executive officers and one senior manager, who are supported by a team of four employees and consultants. The management team is advised by a Scientific and Medical Advisory Board composed of physicians and scientists with substantial experience in the areas of HIV treatment, drug and vaccine development, clinical trials, immunology and statistics.

The Company leases adjacent facilities located in Azusa, California that house its corporate offices, laboratory, and a production facility.

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

RNA – Ribonucleic Acid, which is genetic material and in the case of the HIV-RNA PCR assay is used to detect and quantify the amount of HIV virus in the subject’s blood.

Products, Research and Development

Our research focuses on isolating and identifying biologically-active proteins and protein fragments with diagnostic and therapeutic applications in infectious disease – in particular HIV infection and AIDS - autoimmune conditions, cancer, and immunological deficiency. At the core of our technology is TNP - an extract of mammalian thymus tissue.

Over the next year we expect to focus on completing preclinical studies required to seek FDA approval for a clinical trial of VGV-1, while in parallel seeking a distribution and development partner in Africa to continue clinical development of VGV-1 in that region. In conjunction with those efforts, which are focused on the HIV/AIDS application of TNP, we are now planning a series of in vitro laboratory studies to examine the activity of the TNP peptides to determine their effects against not only the HIV virus, but other viruses, human immune system cells, bacteria, and various other pathogens.

VGV-1

VGV-1 is a suspension of TNP in alum adjuvant. It is our lead drug candidate and is a prospective treatment for HIV infection and AIDS.

We have studied VGV-1 in five human clinical trials outside of the United States including on HIV-infected patients with no prior history of antiretroviral treatment, patients who were resistant to antiretroviral therapy, and others. We have conducted follow up testing of patients at up to 18 months following treatment. In our South African study we studied VGV-1 on patients in Stage CDC-2 of HIV infection, which is the stage prior to full-blown AIDS. Only mild side effects related to VGV-1 have been noted by physical exam, subjective complaints from patients, or routine blood work during any of the trials.

Last year we announced the results of our human clinical trial of VGV-1 in South Africa. This study – the “TNP001 Study” – was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It was a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects with CD4+ cell counts of 250-500. We completed enrollment of 137 subjects. The primary endpoint for the study was the decrease in viral load as measured by PCR-RNA assay. Other endpoints include CD4+ cell counts, PBMC culture assays and certain immune markers. Patients received 16 intra-muscular injections over a 51-day period, and were followed up after treatment to day 240. The study was administered by Virtus Clinical Development Services, a leading South African contract research organization.

The results of the TNP001 Study indicated statistically significant reductions in viral load (the amount of HIV in the blood) in some patients. The study also indicates there may be a mechanism of action that is markedly different than existing HIV therapies. During the study, statistically significant reductions in viral load were seen in 22% of patients overall that were equivalent to a 70% decrease in the amount of virus in the blood at day 150 (approximately three months after treatment). Further, patients who began TNP001 with reduced immune function (CD4+ cell count below 300) did best on VGV-1. Of the patients that started the study with lower CD4+ counts, 36% had a 0.5 log (70%) or greater drop in viral load at day 150 and 25% had this result at day 240. CD4+ cells are a key element in the formation of an immune response to viruses and other foreign bodies. Reducing HIV viral load is the only known way to delay disease progression.

In summary, we view these results as confirming the biological activity and antiviral properties of VGV-1, its apparently higher degree of efficacy in sicker patients, and the lack of safety or toxicity issues associated with receiving it, while suggesting that the optimal dosing of the product has not yet been identified. We intend to focus on these areas – “dose optimization” and later-stage AIDS patients – going forward.

“Optimization” of the dose requires the precise manipulation of concentrations of the active ingredients and an understanding of the mechanism by which the ingredients create an antiviral or immune-modulating effect. Our preclinical studies of the active components of TNP are an important aspect of this line of research, and our identification of the peptides is a crucial first step. The next steps will include confirming the peptides’ identities using additional methods, as well as studying their interactions with the HIV virus and immune cells important in combating HIV infection. It is our goal to achieve a more complete and specific understanding of how the observed antiviral effect is caused, improve it by modifying the dose, and initiate US human clinical trials using the optimized regimen.

HIV and AIDS

According to the 2006 AIDS Epidemic Update published by UNAIDS, approximately 39.5 million people are currently believed to be HIV positive worldwide. AIDS is the leading cause of death in Africa and the fourth leading cause globally. The means of making available effective treatment to the majority of people with HIV/AIDS is an urgent issue of global significance.

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

In the poorer nations of the world, simpler versions of “combination therapy” with fewer, older versions of antiretroviral drugs are used. However most HIV infected patients worldwide receive no antiviral medication. In Sub-Saharan Africa it is estimated by UNAIDS that HAART is available to 23% of people with HIV. In 2006, an estimated 2.1 million deaths due to AIDS resulted in Africa. An estimated 90% of the 5 to 6 million people in low-income countries who require treatment to avoid dying within the next two years are not receiving it.

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

2006 Research & Development

Viral Genetics spent $1,769,373 on development of its drug candidates in calendar year 2006, compared to $561,399 in 2005. We estimate we will spend $750,000 in 2007 on product testing and development.

Joint Ventures, Business Relationships and Distribution

South Africa

On December 15, 2004, we entered into a Distribution Management Agreement with Timothy & Thomas LLC, (“T&T”) an Illinois limited liability company, with an effective date of July 1, 2004 (the “Distribution Agreement”). The owners of T&T are a former director of Viral Genetics and a former creditor of Viral Genetics. This Distribution Agreement replaces and supersedes the prior agreements with T&T that were referred to in our reports on Form 10-QSB for the quarters ended September 30, 2004, and June 30, 2004.

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

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the substantive allegations unequivocally, has filed an answer to the complaint denying the substantive allegations, and asserted counterclaims that it believes it has against T&T for breach of the Distribution Agreement.

Until the litigation is resolved, there is uncertainty as to our ability to enter into other arrangements for advancing VGV-1 to distribution and commercialization in Africa. The parties are pursuing discovery in the case, and at this time we cannot predict the potential outcome of the proceeding.

Latin America

In 2007 we entered into agreements with various parties related to the establishment of a distribution and development joint venture intended to focus on the pursuit of clinical development, registration, and distribution of our products in South America, Central America, Mexico, and the Caribbean. Under the general terms of the agreements, we have agreed to transfer certain rights to develop and distribute our products in the regions listed above in return for a royalty and certain lump sum cash payments. We are in the process of finalizing the structure and documentation of this relationship, and we expect to complete it in the second quarter of 2007.

Manufacturing and Raw Materials

The Company has historically produced VGV-1 for clinical trials and testing purposes in-house or through a subcontracted manufacturer, and will continue to use a combination of these resources for future requirements of VGV-1 for preclinical research or clinical trials. The production of larger, commercial-scale batches will require capital investment in our Azusa facility to increase capacity.

Proprietary Rights

In the aggregate, considering the vigorous competition among drug manufacturers and the competition we might expect should any of our drug candidates prove to be accepted, our patent and related intellectual property rights are important to our proposed business in the United States and other countries. The patent rights we consider significant in relation to our business as a whole are in part covered by U.S. patent application number 10/336512, Compositions and Methods for Detecting and Treating Immunodeficiency Syndrome, which is now pending. We are continually evaluating whether additional applications may be appropriate to protect extensions and variations of our product, have filed additional and new applications related thereto. Other international patents we consider significant to our business are those issued by or pending in South Africa, New Zealand, Canada, Bulgaria, the European Patent Office (Austria, Switzerland, Germany, Denmark, Spain, France, Great Britain, Ireland, Italy, Liechtenstein, Monaco, Netherlands), Brazil, Japan, China, Hong Kong Eurasian Patent Convention (Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan).

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

In South Africa, the study and approval of drugs comes under the authority of the Medicines Control Council or MCC. The MCC evaluates drugs for safety and efficacy in general compliance with ICH guidelines adopted by most of the world’s developed nations.

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

Human Resources

We presently have seven employees and full-time consultants, including two executive officers. The Company also relies on consulting and advisory relationships with several individuals and firms where a full-time person is not warranted.

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

We have not been profitable since our inception. We reported net losses of approximately $12 million and $5 million for the years ended 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $54.6 million. We have not generated any revenue from product sales or royalties from product sales to date, and it is possible that we will never have significant product sales revenue or royalty revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture, and market our current product candidates, particularly VGV-1, as well as continue to identify, develop, manufacture, and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may need additional financing, but our access to capital funding is uncertain.

Our current and anticipated operations, particularly our product development and commercialization programs for VGV-1, require substantial capital, which we have not yet obtained. We are now seeking funding for our 2007 planned operations. However, these and future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in the future to develop and market products under their respective collaborations with us, our success in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, and the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

—	Engage in equity financings that would be dilutive to current stockholders;
—	Delay, reduce the scope of, or eliminate one or more of our development programs;
—	Obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or
—	License rights to technologies, product candidates, or products on terms that are less favorable to us than might otherwise be available.

If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Failure of T&T to obtain government approvals and implement distribution could affect our ability to sell product in Africa and adversely affect results of operations.

Under the Distribution Agreement with T&T we would be reliant on the efforts of T&T to pursue clinical testing and governmental approvals and to establish distribution arrangements in all of Africa. Africa represents a major market for VGV-1 because of the epidemic proportions of HIV and AIDS in Africa. The relationship with T&T deteriorated in 2006 to the point that a law suit was filed by T&T in April 2006 against Viral Genetics alleging misrepresentations were made in connection with the Distribution Agreement. Although Viral Genetics believes the claims are without merit, the fact remains that the conflict between the parties could have an adverse effect on establishing distribution of VGV-1 in Africa. Assuming Viral Genetics is able to obtain regulatory approvals for distribution of VGV-1 in one or more African nations, the ongoing dispute with T&T could effectively prevent Viral Genetics from taking advantage of the opportunity until the dispute is resolved, which would likely have an adverse impact on our results of operations and financial condition.

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

We completed a clinical trial in South Africa designated “Phase III” by the South African Medicines Control Council. We hope to file an IND with the FDA in 2007. We are also conducting other laboratory testing and research to support the filing of the IND. Our success will depend, to a great degree, on our ability to obtain the requisite regulatory approval to market VGV-1, initially overseas and then in the US. The process of obtaining regulatory approvals is costly, time consuming, uncertain, and subject to unanticipated delays. In order to obtain the necessary regulatory approval, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the applicable regulatory reviewing agency that VGV-1 is both safe and efficacious. While we have completed clinical trials in China, Mexico, Bulgaria, and South Africa, there is no assurance that any regulatory agency will accept and rely on the results of these studies and determine that the applicable regulatory requirements for approval have been met. We cannot predict the ability of our third party service providers to collect the data from our trials with VGV-1, analyze the data, and deliver their final reports to us. There may be significant delays in this process. Regulatory authorities may require additional testing for safety and efficacy, which would result in a substantial delay in the regulatory approval process. If we fail to successfully obtain regulatory approvals for VGV-1 or we face significant delays, our business will be materially harmed and our stock price will be adversely affected.

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

Item 2.  Description of Property.

Our main corporate office, located at 1321 Mountain View Circle in Azusa, California, is leased and provides offices, laboratory, and small scale manufacturing facilities.

Item 3.  Legal Proceedings.

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the substantive allegations unequivocally, has filed an answer to the complaint denying the substantive allegations, and asserted counterclaims that it believes it has against T&T for breach of the Distribution Agreement. The parties are pursuing discovery in the case, and at this time we cannot predict the potential outcome of the proceeding.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matter was submitted to a vote of security holders in the fourth calendar quarter of 2006.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

Viral Genetics’ common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) market, under the symbol “VRAL”. The following quotations, as provided by the OTC Bulletin Board, Nasdaq Trading & Market Services, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2005	0.50	0.24

June 30, 2005	0.33	0.19

September 30, 2005	0.29	0.20

December 31, 2005	0.68	0.18

March 31, 2006	0.86	0.59

June 30, 2006	0.72	0.26

September 30, 2006	0.35	0.13

December 31, 2006	0.15	0.07

Dividends

Viral Genetics has not paid any dividends in the past five years. Our present intention is to retain earnings, if any, for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 31, 2007, there were approximately 355 holders of record of the Company’s common stock. The Company made no repurchases of its common stock during the quarter ended December 31, 2006.

Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	None	N/A	None

Equity compensation plans not approved by stockholders	10,717,600	$0.47	N/A

*      This figure represents options issued to officers and employees under individual compensation arrangements.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Over the next year we expect to focus on completing preclinical studies required to seek FDA approval for a clinical trial of VGV-1, while in parallel seeking a distribution and development partner in Africa to continue clinical development of VGV-1 in that region. In conjunction with those efforts, which are focused on the HIV/AIDS application of TNP, we are now planning a series of in vitro laboratory studies to examine the activity of the TNP peptides to determine their effects against not only the HIV virus, but other viruses, human immune system cells, bacteria, and various other pathogens.

Last year we announced the results of our human clinical trial of VGV-1 in South Africa. This study – the “TNP001 Study” – was authorized by the South African Medicines Control Council (“MCC”) in February 2004. It was a multi-center, randomized, double-blind, placebo-controlled study of VGV-1 treated HIV-infected subjects with CD4+ cell counts of 250-500. We completed enrollment of 137 subjects. The primary endpoint for the study was the decrease in viral load as measured by PCR-RNA assay. Other endpoints include CD4+ cell counts, PBMC culture assays and certain immune markers. Patients received 16 intra-muscular injections over a 51-day period, and were followed up after treatment to day 240. The study was administered by Virtus Clinical Development Services, a leading South African contract research organization.

The results of the TNP001 Study showed statistically significant reductions in viral load (the amount of HIV in the blood) in some patients and only mild adverse events attributed to the drug. The study also indicates there may be a mechanism of action at work that is markedly different than existing HIV therapies. During the study, statistically significant reductions in viral load were seen in 22% of patients overall that were equivalent to a 70% decrease in the amount of virus in the blood at day 150 (approximately three months after treatment). Further, patients who began TNP001 with reduced immune function (CD4+ cell count below 300) did best on VGV-1. Of the patients that started the study with lower CD4+ counts, 36% had a 0.5 log (70%) or greater drop in viral load at day 150 and 25% had this result at day 240. CD4+ cells are a key element in the formation of an immune response to viruses and other foreign bodies. Reducing HIV viral load is the only known way to delay disease progression.

In summary, we view these results as confirming the biological activity and antiviral properties of VGV-1, its apparently higher degree of efficacy in sicker patients, and the lack of safety or toxicity issues associated with receiving it, while suggesting that the optimal dosing of the product has not yet been identified. We intend to focus on these areas – “dose optimization” and later-stage AIDS patients – going forward.

“Optimization” of the dose requires the precise manipulation of concentrations of the active ingredients and an understanding of the mechanism by which the ingredients create an antiviral or immune-modulating effect. Our preclinical studies of the active components of TNP are an important aspect of this line of research, and our identification of the peptides is a crucial first step. The next steps will include confirming the peptides’ identities using additional methods, as well as studying their interactions with the HIV virus and immune cells important in combating HIV infection. It is our goal to achieve a more complete and specific understanding of how the observed antiviral effect is caused, improve it by modifying the dose, and initiate US human clinical trials using the optimized regimen. We anticipate that this series of steps, excluding the clinical trial itself, would require 3-6 months to complete and approximately $500,000.

In March 2006 Viral Genetics, Inc., sold convertible debentures to a limited group of investors in the principal amount of $2,891,549 that accrue interest at the rate of 10% per annum payable quarterly in arrears beginning October 1, 2006 (the “New Debentures”). The principal amount of the New Debentures was convertible into our common stock at the option of the holders at the rate of $0.45 of principal per share. The New Debentures were to be repaid, at our election, in cash with a 5% premium or Viral Genetics common stock priced at the lower of $0.45 or 80% of the market price for our common stock over a term of 24 months beginning in October 2006. In connection with the purchase of the New Debentures the investors also acquired warrants to purchase a total of 6,570,242 common shares at an exercise price of $0.78 per share that expire at the end of March 2011 (the “Warrants”), and unit purchase warrants to purchase an additional $2.1 million in principal amount of New Debentures and additional Warrants to purchase 4.7 million shares of common stock (the “Unit Warrants”).

The investors also acquired in March 2006 previously outstanding convertible debentures in the principal amount of $598,450 that accrued interest at the rate of 10% per annum (the “Old Debentures”). The principal amount of the Old Debentures was convertible into our common stock at the option of the holders at the rate of $0.18 of principal per share.

Viral Genetics filed a registration statement under the Securities Act of 1933 to permit the investors to resell the shares of common stock issuable under the New Debentures, Old Debentures, and Warrants, which was effective in August 2006. A total of 9,695,409 shares of common stock covered by the prospectus included in the registration statement have been issued under the New Debentures and Old Debentures to the investors.

In March 2007, the holders of $1,968,810 in principal amount and accrued interest of the New Debentures, $446,934 in principal amount and accrued interest of the Old Debentures, and 5,431,436 of the Warrants agreed to amend the terms of the instruments they hold to provide for the following:

—	Change in the voluntary conversion price of the Old Debentures and the New Debentures, as well as the exercise price of the Warrants, to a fixed $0.08 per share.
—	Removal of the monthly amortization payments from the New Debentures. All unpaid principal and accrued interest on these securities is due and payable by us on September 1, 2008.
—	Immediate conversion of principal and interest on the Old Debentures and New Debentures at the new fixed price of $0.08 as follows:
™ $21,096 of the Old Debentures for 263,711 shares of common stock
™ $284,138 of the New Debentures for 3,551,728 shares of common stock
—	Immediate exercise of Warrants in exchange for cancellation of principal and interest on the Old Debentures and New Debentures at the new price as follows:
™ $162,796 of the Old Debentures for 2,034,957 shares of common stock
™ $362,822 of the New Debentures for 4,535,285 shares of common stock
—	The sum effect of the preceding four transactions is to reduce the balance we owe to the holders on the Old Debentures from $446,934 to $0, and to reduce the balance we owe to the holders on the New Debentures from $1,968,810 to $1,584,890. Therefore, in aggregate, $830,854 of principal and interest on the Old Debentures and the New Debentures has been exchanged or tendered for cancellation for a total of 10,385,681 shares of our common stock.
—	Cancel their Unit Warrants in exchange for new common stock purchase warrants for the purchase of 5,431,436 shares at an exercise price of $0.15 per share that expire February 28, 2012.

The holders of $354,194 in principal amount and accrued interest of the New Debentures, $31,154 in principal amount and accrued interest of the Old Debentures, and 994,228 of the Warrants did not participate in the restructuring modifications described above, but the practical effect of the transactions is to decrease the voluntary conversion price of the New Debentures and Old Debentures and exercise price of the Warrants they hold to $0.08 per share. Viral Genetics intends to make all future payments of principal and interest on debentures held by these persons in cash.

At December 31, 2006, we had $0 of current assets, current liabilities of $5,846,053, and long-term liabilities of $1,965,667. We estimate that we will need to fund approximately $750,000 of research and development costs in the United States and South Africa, and $750,000 of administrative expenses during 2007.

Item 7.  Financial Statements.

The financial statements of Viral Genetics appear at the end of this report beginning with the Index to Financial Statements on page 33.

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

Item 8A. Controls And Procedures

With the participation of management, the chief executive officer and chief financial officer of Viral Genetics evaluated its disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Viral Genetics’ filing of its annual report on Form 10-KSB for the year ended December 31, 2006.

During the fourth quarter of the year ended December 31, 2006, there were no significant changes in Viral Genetics’ internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

Item 8B.  Other Information

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Officers.

The following table sets forth the names, ages, and positions for each of the directors and officers of Viral Genetics.

Name	Age	Positions	Since
Haig Keledjian	44	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director	October 2001

Arthur Ammann	71	Director	May 2005

Elizabeth Hoffman	60	Director	January 2006

Hampar Karageozian	66	Director	October 2001

Monica Ord	44	Senior Vice President, Corporate Development & Communications	May 2005

Arthur Keledjian	39	Director	October 2001

Harry Zhabilov, Jr. resigned as a director in April 2007. The following is information on the business experience of each officer and director.

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

Financial Expert

The Board of directors has not established an audit committee, so the entire Board of Directors performs the functions associated with an audit committee, including, evaluating financial reporting matters, monitoring internal controls, compliance with internal financial polices, and engaging the registered independent accounting firm to audit the financial statements of Viral Genetics. The Board of Directors has not recruited a member who is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-B. Due to the fact Viral Genetics is in the development stage with no operating revenue and activities limited to research and development, the Board of Directors determined that it is not necessary or practical for Viral/ Genetics to establish an audit committee, recruit a financial expert to serve on the Board, or adopt an audit committee charter.

Director Nominations

The Board of Directors has not made any changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

Viral Genetics has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Haig Keledjian, President, Viral Genetics, Inc., 1321 Mountain View Circle, Azusa, CA 91702.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information regarding the annual and long-term compensation for services in all capacities to Viral Genetics for the prior fiscal years ended December 31, 2006, 2005, and 2004 of those persons who were (i) the principal executive officer during the last completed fiscal year (ii) the two most highly compensated executive officers as of the end of the last completed fiscal year whose total compensation exceeded $100,000, and (iii) up to two additional persons who served during 2006 as executive officer, but were not serving at the end of the year, and whose total compensation in 2006 exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary($)	Bonus($)	Award($)	All Other Compensation($)	Total($)
Haig Keledjian (2)	2006	195,000	-0-	-0-	-0-	195,000
President, CEO, CFO	2005	195,000	-0-	-0-	-0-	195,000
	2004	136,556	-0-	-0-	-0-	136,556

Monica Ord	2006	149,200	-0-	-0-	-0-	149,200
Senior Vice Pres	2005	146,450	-0-	385,750	-0-	146,450
	2004	159,935	-0-	316,500	-0-	159,935

Harry Zhabilov	2006	172,532	-0-	-0-	(1)
Former Executive Vice Pres	2005	195,000	-0-	-0-	42,290 (1)	237,290
Research and Development (2)	2004	162,841	-0-	-0-	32,432(1)	195,273

(1) Represents cash payments made by Viral Genetics on the mortgage for the residence of Mr. Zhabilov.
(2) Terminated December 2006.

Discussion of Summary Compensation Table

On June 1, 2003 Viral Genetics entered into a written employment agreement with Haig Keledjian. The employment agreement, (1) provides for an annual base salary of $150,000 (2) is for a term of three years and may be renewed for additional one-year terms by agreement of the parties, (3) entitles the employee to participate in employee benefit plans, insurance, and similar programs adopted from time to time for full time employees, (4) provides for an annual grant of options to purchase 1,800,000 common shares with an exercise price set at the market price on the date of grant, (5) may be terminated by Viral Genetics for cause, as defined in the agreement, without severance payment; and (6) may be terminated by Viral Genetics without cause on payment of severance equal to 1 times the employee’s annual base salary. On April 12, 2007, the agreement was extended until December 31, 2009.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 30, 2006 with respect to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unxercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unxercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date
Haig Keledjian	1,800,000	-0-	-0-	$0.25	March 31, 2008
President, CEO, CFO	1,800,000	-0-	-0-	$0.45	March 31, 2008
	2,300,000	-0-	-0-	$0.52	March 31, 2008

Monica Ord	100,000	-0-	-0-	$0.01	June 30, 2007
Senior Vice Pres.	100,000	-0-	-0-	$0.01	June 30, 2007
	100,000	-0-	-0-	$0.01	June 30, 2007
	100,000	-0-	-0-	$0.01	June 30, 2007
	100,000	-0-	-0-	$0.01	June 30, 2007
	100,000	-0-	-0-	$0.01	June 30, 2007
	-0-	100,000	-0-	$0.01	June 30, 2007

Harry Zhabilov	1,800,000	-0-	-0-	$0.25	March 31, 2008
Former Executive Vice	1,800,000	-0-	-0-	$0.45	March 31, 2008
Pres. Research and	2,300,000	-0-	-0-	$0.52	March 31, 2008
Development (1)

(1)  Terminated December 2006.

Potential Payments Future Payments

Under his employment agreement, Haig Keledjian is entitled to receive severance and other benefits on the occurrence of certain events. These events include termination of his employment by Viral Genetics for reasons other than cause as defined in the agreement, termination by Mr. Keledjian if Viral Genetics breaches the agreement, termination by Mr. Keledjian upon a change of 50% or more in voting control, or termination by Mr. Keledjian upon a merger or reorganization of Viral Genetics pursuant to which the holders of all of the shares of Viral Genetics outstanding prior to the transaction hold less than 50% of the combined voting power of the shares of Viral Genetics or any successor company outstanding after the transaction. Upon the occurrence of one or more of these events, Mr. Keledjian is entitled to receive a single sum payment payable within 30 days after such termination in an amount equal to the annual rate of salary in effect as of the date of termination. In addition, Viral Genetics is required to maintain for Mr. Keledjian at the expense of Viral Genetics all life, long-term disability, and health and medical insurance in effect as of the date of termination.

Under her employment agreement, Monica Ord is entitled to receive severance and other benefits on the occurrence of certain events. These events include termination of her employment by Viral Genetics for reasons other than cause as defined in the agreement, termination by Ms. Ord if Viral Genetics breaches the agreement, termination by Ms. Ord upon a change of 50% or more in voting control, or termination by Ms. Ord upon a merger or reorganization of Viral Genetics pursuant to which the holders of all of the shares of Viral Genetics outstanding prior to the transaction hold less than 50% of the combined voting power of the shares of Viral Genetics or any successor company outstanding after the transaction. Upon the occurrence of one or more of these events, Ms. Ord is entitled to receive a single sum payment payable within 30 days after such termination in an amount equal to one-half of the annual rate of salary in effect as of the date of termination.

Director Compensation Table

Our two independent, non-employee director receive an annual director fee of $20,000. Each non-employee director receives on the one-year anniversary of their election an option to purchase 50,000 shares of Viral Genetics common stock exercisable over a term of 2 years with an exercise price equal to the market price for our common stock on the date of issuance.

The following table summarizes the compensation paid to the non-employee directors for the year ended December 30, 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arthur Ammann	$20,000	0	0	$20,000

Elizabeth Hoffman	$20,000	0	0	$20,000

Hampar Karageozian	0	0	0	0

Arthur Keledjian	0	0	0	0

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 19, 2007 the number and percentage of the 128,127,828 outstanding shares of common stock which, according to the information supplied to Viral Genetics, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers of Viral Genetics as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Shares Beneficially Owned	Percent of Class
Haig Keledjian (1)	22,505,302(2)	28.4%
P.O. Box 1020	5,900,000(3)
South Pasadena, CA 91031	10,149,126(4)
	6,754,669(5)
Arthur Ammann (1)	100,000(7)	0.1%
PO Box 1020
South Pasadena, CA 91031
Elizabeth Hoffman (1)	100,000(8)	0.1%
PO Box 1020
South Pasadena, CA 91031
Monica Ord (1)	1,715,000	1.9%
PO Box 1020	700,000(9)
South Pasadena, CA 91031
Hampar Karageozian (1)	9,276,221	10.7%
31021 Marbella Vista	4,934,712(5)
San Juan Capistrano, CA 92675
Arthur Keledjian (1)	-0-	0%
P.O. Box 1020
South Pasadena, CA 91032
John D. Lefebvre	10,000,000	11.9%
P.O. Box N7120	6,000,000(6)
Nassau, Bahamas
Caribou Investments, Inc.	7,700,000	6.0%
Abbott Building, 2nd Floor
Road Town, Tortola
British Virgin Islands
Harry Zhabilov, Jr.	7,893,679	12.3%
P.O. Box 1020	4,100,000(3)
South Pasadena, CA 91031	4,927,299(5)
All officers and directors (7 persons)	62,024,584	37.5%

_________

(1)	Officer or Director of Viral Genetics.
(2)	Haig Keledjian holds 2,302,667 shares personally. He holds 5,932,761 and 4,540,773 shares as Trustee for two irrevocable voting trusts for the benefit of his children; 4,005,924 shares as Trustee for an irrevocable trust established for a group of private investors; 3,201,393 shares as Trustee for an irrevocable discretionary trust established for a group of Mr. Keledjian’s family members; 21,784 shares as Trustee for a non-profit foundation; 2,500,000 shares as Trustee for a revocable trust established for an arms-length third party. Mr. Keledjian has sole voting and investment control over the shares he holds as Trustee.
(3)	Each of these persons holds an option to purchase 2,300,000 shares of common stock at an exercise price of $0.52 per share exercisable and an option to purchase 1,800,000 shares of common stock at an exercise price of $0.45 per share. In June 2007 Haig Keledjian will receive additional options to purchase 1,800,000 shares at an exercise price equal to the then market price of Viral Genetics’ common stock. All of these options are exercisable until the earlier of two years following termination of their employment agreement with the Company or May 31, 2008.
(4)	Haig Keledjian is the sole officer and director of Best Investments, Inc., which holds three notes totaling $1,505,802 that were assigned to Best Investments, Inc., on August 5, 2004 by Haig Keledjian, Hampar Karageozian, and Tomson Voting Trust (of which Harry Zhabilov, Jr. is a beneficiary). At December 31, 2006, these notes were convertible to 5,074,563 shares of common stock and warrants to purchase an additional 5,074,563 shares at $0.40 per share. If the warrants were exercised, Best Investments, Inc. would hold 10,149,126 shares of the Company. Mr. Keledjian has sole voting and investment control over all of the shares held by Best Investments, Inc., including those it may acquire through exercise of the warrants. In regard to the shares held by Best Investments, Inc., including those it may acquire through exercise of the warrants, Mr. Karageozian and Mr. Zhabilov, Jr. each disclaim any beneficial interest in or control of the shares.
(5)	Each of these persons holds warrants to purchase shares of common stock at a price of $0.40 per share that are exercisable until September 30, 2009. The warrants were issued in connection with the conversion of notes payable by Therapeutic Genetic, Inc.
(6)	Mr. Lefebvre holds 4,000,000 warrants to purchase shares of common stock at a price of $0.60 per share that are exercisable until December 31, 2007 and 2,000,000 warrants to purchase shares of common stock at a price of $0.45 per share that are exercisable until December 5, 2008.
(7)	Arthur Ammann holds an option to purchase 100,000 shares of common stock at an exercise price of $0.25 exercisable until June 1, 2007 of which 100,000 are vested and exercisable.
(8)	Elizabeth Hoffman holds an option to purchase 100,000 shares of common stock at an exercise price of $0.80 exercisable until January 30, 2008 of which 100,000 are vested and exercisable.
(9)	Monica Ord holds an option to purchase 700,000 shares of common stock at an exercise price of $0.01 exercisable until June 30, 2007 of which 600,000 are vested and exercisable and the remaining 100,000 vest and become exercisable in May 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Pursuant to agreements dated May 22, 2003, Viral Genetics, Inc., completed on June 4, 2003 a restructuring of certain outstanding debt obligations owed to Haig Keledjian, an officer, director and principal stockholder, Hampar Karageozian, a director and principal stockholder, the Tomson Voting Trust of which the trustee is Mr. Keledjian and a beneficiary is Harry Zhabilov, Jr., a former officer and director, and Therapeutic Genetics Inc., a privately held California corporation and the principal creditor of Viral Genetics (“TGI”).

Viral Genetics was indebted as of March 31, 2003 to:

—	Mr. Keledjian in the amount of $835,310 representing the principal and accrued interest on funds previously advanced to Viral Genetics.
—	Mr. Karageozian in the amount of $784,904 representing the principal and accrued interest on funds previously advanced to Viral Genetics.
—	The Tomson Trust in the amount of $460,539 representing the principal and accrued interest on funds previously advanced to Viral Genetics.
—	TGI in the amount of $6,976,758 representing the principal and accrued interest on obligations incurred in connection with the acquisition of the TNP product and technology by Viral Genetics from TGI in 1995.

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

Director Independence and Committees

Our board of directors has six members. Our President and Chief Executive Officer, Haig Keledjian, is a member of the Board and is a full time employee of Viral Genetics. Another director, Arthur Keledjian, is the brother of Haig Keledjian. Hampar Karegeozian served as an executive officer until 2005. The other two members of the Board, Arthur Ammann and Elizabeth Hoffman, are non-employee directors, and the Board has determined that these persons are “independent directors” under the criteria set forth in Rule 4200(15) of the Nasdaq Marketplace Rules. The Board does not have a separately designated nominating committee, so the function of evaluating and nominating persons for election as directors is performed by the entire Board. All directors are elected by vote of the existing board of directors and serve indefinitely. There are no standing compensation or audit committees of the Board of Directors. Due to the fact Viral Genetics is in the development stage with no operating revenue and activities limited to research and development, the Board of Directors determined that it is not necessary or practical to establish a compensation committee or audit committee.

Item 13. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No	Title of Document
3.1	Certificate of Incorporation (2)
3.2	Certificate of Amendment (3)
3.3	Certificate of Amendment effective November 17, 2004 (7)
3.4	Bylaws (2)
10.1	Assignment of Patent dated August 5, 1995 (3)
10.2	Debt Restructuring Agreement dated May 22, 2003 with Haig Keledjian (4)
10.3	Debt Restructuring Agreement dated May 22, 2003 with Therapeutic Genetics, Inc. (4)
10.4	Debt Restructuring Agreement dated May 22, 2003 with Hampar Karageozian (4)
10.5	Debt Restructuring Agreement dated May 22, 2003 with The Tomson Trust (4)
10.6	Termination Agreement with New York International Commerce Group (5)

10.7	Termination Agreement with L&M Global Ventures (5)
10.8	Form of Employment Agreement with Executive Officers (5)
10.9	Form of Option issued to Executive Officers (5)
10.10	Consulting Agreement with Therapeutic Genetic, Inc. (5)
10.11	Consulting Agreement with Monica Ord (5)
10.12	Subscription Agreement with John D. Lefebvre dated October 13, 2004 (6)
10.13	Form of Warrant issued to John D. Lefebvre (6)
10.14	Distribution Management Agreement effective July 1, 2004 (7)
10.15	Lease Agreement for 1321 Mountain View Circle, Azusa, CA (7)
10.16	Form of Securities Purchase Agreement dated October 18, 2005 (Exhibits are not included because they are presented with this report as separate exhibits) (8)
10.17	Form of 10% Unsecured Convertible Debenture dated October 18, 2005 (8)
10.18	Form of Common Stock Purchase Warrant dated October 18, 2005 (8)
10.19	Form of Registration lefts Agreement dated October 18, 2005 (8)
10.20	Form of Guarantee and Security Agreement dated October 18, 2005 (8)
10.21	Form of Pledge Agreement dated October 18, 2005 (8)
10.22	Form of Common Stock Purchase Warrant for offering closed December 5, 2005 (9)
10.23	Form of Subscription Agreement for offering closed December 5, 2005 (9)
10.24	Securities Purchase Agreement dated November 7, 2005 (9)
10.25	Subscription Agreement dated November 7, 2005 (9)
10.26	Warrant dated November 7, 2005 (9)
10.27	Registration lefts Agreement dated November 7, 2005 (9)
10.28	Securities Purchase Agreement dated March 29, 2006, excluding all exhibits, which are included herewith as separate exhibits (except for Exhibit E – Form of Legal Opinion, and Exhibit G – Form of Escrow Agreement, which are not material agreements and not provided), and excluding the Disclosure Schedules of Viral Genetics (10)
10.29	Form of 10% Senior Secured Amortizing Convertible Debentures (10)
10.30	Form of Registration lefts Agreement (10)
10.31	Form of Unit Purchase Warrant (10)
10.32	Form of Warrant (10)
10.33	Form of Security Agreement (10)
10.34	Form of Subsidiary Guaranty (10)
10.35	Form of Lock-up Agreement (10)
16.1	Letter regarding change in certifying accountant from Williams and Webster (11)
14.1	Code of Ethics (5)
21.1	List of Subsidiaries (5)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________

(1)	This exhibit is incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004.
(2)	These exhibits are incorporated herein by this reference to Viral Genetics’ Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 29, 1999.
(3)	These exhibits are incorporated herein by this reference to Viral Genetics’ Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 24, 2002.
(4)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2003.
(5)	These exhibits are incorporated herein by this reference to Viral Genetics’ Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on May 11, 2004.
(6)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2004.
(7)	These exhibits are incorporated herein by this reference to Viral Genetics’ Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 5, 2005.
(8)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.
(9)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.
(10)	These exhibits are incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2006.
(11)	This exhibit is incorporated herein by this reference to Viral Genetics’ Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 27, 2006.

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

Audit Fees

The aggregate fees billed by Killman, Murrell & Company, P.C., the authorized independent public accountants, for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2006 and 2005 during 2006 were $0 and $82,061 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by Killman, Murrell & Company, P.C. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for tax services by Killman, Murrell & Company, P.C. during the last two fiscal years for tax compliance or related services.

All Other Fees

There were no other fees billed by Killman, Murrell & Company, P.C. during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRAL GENETICS, INC.

Date: April 26, 2007	By:	/s/ Haig Keledjian
Haig Keledjian, President Principal Executive Officer Principal Financial & Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 26, 2007	By:	/s/ Haig Keledjian
Haig Keledjian, Director

Date: April 19, 2007	By:	/s/ Hampar Karageozian
Hampar Karageozian, Director

Date: April 19, 2007	By:	/s/ Arthur Keledjian
Arthur Keledjian, Director

Date: April 23, 2007	By:	/s/ Arthur Ammann
Arthur Ammann, Director

Date: April 23, 2007	By:	/s/ Elizabeth Hoffman
Elizabeth Hoffman, Director

INDEX TO FINANCIAL STATEMENTS

VIRAL GENETICS, INC.

December 31, 2006

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
Azusa, California

We have audited the accompanying consolidated balance sheets of Viral Genetics, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the cumulative development stage period from July 11, 1995 (inception) to December 31, 2006. Our report on the cumulative statements of operations, stockholders’ deficit and cash flows from July 11, 1995 to December 31, 2006, insofar as it relates to amounts for periods ended on or prior to December 31, 2004, is based solely on the report of the other auditors. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viral Genetics, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended and from July 11, 1995 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Viral Genetics, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Viral Genetics, Inc. has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/  KILLMAN, MURRELL & COMPANY, P.C.

Odessa, Texas

April 20, 2007

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$--	$180,198

Total Current Assets	--	180,198

PROPERTY AND EQUIPMENT, NET	980,284	960,761

OTHER ASSETS
Deposits and other	42,940	43,940

Total Other Assets	42,940	43,940

TOTAL ASSETS	$1,023,224	$1,184,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$387,896	$829,201
Accrued wages payable	140,500	140,500
Advances -- related parties	74,283	--
Other current liabilities	136,000	--
Bank overdrafts payable	42,801	--
Accrued interest	111,716	48,724
Convertible notes payable, current portion	3,008,075	--
Derivative Liability	1,944,782	--

Total Current Liabilities	5,846,053	1,018,425

LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,505,802	2,080,753
Convertible notes payable, net of current portion	459,865	516,800

Total Long-Term Liabilities	1,965,667	2,597,553

TOTAL LIABILITIES	7,811,720	3,615,978

COMMITMENTS AND CONTINGENCIES	--	--

CONTINGENTLY ISSUED COMMON STOCK	535,291	--

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001
par value; no shares issued and outstanding	--	--
Common stock, 250,000,000 shares authorized, $0.0001 par
value; 113,533,667 and 98,284,709 issued and
outstanding, respectively	11,354	9,828
Additional paid-in capital	35,927,873	31,109,178
Common stock warrants	5,702,455	3,564,483
Common stock options	5,088,786	4,330,500
Deficit accumulated during development stage	(54,054,255)	(41,445,068)

Total Stockholders’ Deficit	(7,323,787)	(2,431,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,023,224	$1,184,899

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		From July 11, 1995 (Inception)
	2006	2005	to December 31, 2006
REVENUES	$--	$--	$347,750

EXPENSES
Research and development	1,769,373	650,428	14,409,331
Management salaries	256,000	577,600	3,363,572
Amortization and depreciation expense	90,350	74,226	380,286
Legal and professional	285,332	236,733	1,123,151
Consulting fees	2,518,134	1,644,207	11,854,923
General and administrative expenses	1,457,712	1,225,822	4,735,916

Total Expenses	6,376,901	4,409,016	35,867,179

LOSS FROM OPERATIONS	(6,376,901)	(4,409,016)	(35,519,429)

OTHER INCOME (EXPENSE)
Sale of distribution rights	--	--	1,309,966
Interest income	4,845	2,396	9,392
Derivative expense	(2,245,254)	--	(2,245,254)
Interest expense	(3,991,877)	(626,173)	(17,608,930)

Total Other Income (Expense)	(6,232,286)	(623,777)	(18,534,826)

LOSS BEFORE INCOME TAXES	(12,609,187)	(5,032,793)	(54,054,255)

INCOME TAXES	--	--	--

NET LOSS	$(12,609,187)	$(5,032,793)	$(54,054,255)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.12)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	104,691,110	92,530,821

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		From July 11, 1995
	2006	2005	(Inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,609,187)	$(5,032,793)	$(54,054,255)
Amortization and depreciation	90,350	74,226	380,286
Debt issuance costs	3,197,304	516,800	13,339,211
Increase (decrease) in derivative liability	2,245,254	--	2,245,254
Non-cash operating expenses	--	--	5,387,663
Non-cash income	--	--	(309,966)
Issuance of common stock for services and finders fee	1,072,097	591,000	5,250,607
Options and warrants issued for services and wages	1,219,953	1,290,590	8,964,503
Options exercised for services	--	--	2,500
Contingently issued stock issued for services	535,291	--	535,291
Convertible debt issued for services	60,000	--	60,000
Warrants exercised for services	--	--	12,500
Issuance of common stock for expenses paid by third
party	--	--	593,947
Issuance of common stock for settlement agreement	--	--	835,000
Issuance of stock for interest	229,591	--	1,485,726
Notes payable issued for expenses	--	--	907,349
Expenses paid with notes payable	--	--	(10,043)
Notes payable converted to accrued wages	--	--	(25,000)
(Increase) decrease in deposits and other assets	1,000	(1,000)	(42,940)
Increase (decrease) in accrued interest	84,643	(204,281)	93,300
Increase (decrease) in accounts payable	(267,460)	547,718	561,740
Increase (decrease) in accrued wages payable	--	65,500	140,500
Increase (decrease) in advances – related parties	74,283	--	74,283
Increase (decrease) in advances	136,000	--	136,000
Increase (decrease) in bank overdrafts payable	42,801	--	42,801

Net Cash Used in Operations	(3,888,080)	(2,152,240)	(13,393,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements	(100,679)	(859,662)	(1,039,306)
Acquisition of equipment	(9,194)	(39,773)	(361,665)
Increase in patent	--	--	(5,206,051)

Net Cash Used in Investing Activities	(109,873)	(899,435)	(6,607,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	267,000	--	267,000
Proceeds from notes payable related parties	23,500	177,215	9,379,671
Proceeds from convertible debentures	2,891,549	516,800	2,363,369
Proceeds from exercise of options and warrants	5,706	20,721	78,061
Proceeds from sale of common stock and warrants	630,000	1,114,968	7,912,664

Net Cash Provided by Financing Activities	3,817,755	1,829,704	20,000,765

Change in cash	(180,198)	(1,221,971)	--
Cash and cash equivalents, beginning of period	180,198	1,402,169	--

Cash and cash equivalents, end of period	$--	$180,198	$--

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$51,611	$313,654	$511,118

Income taxes paid	$--	$--	$--

NON-CASH TRANSACTIONS:
Issuance of common stock for settlement agreement	$--	$--	$835,000
Options and warrants exercised for services	$--	$567,814	$682,814
Non-cash operating expenses	$--	$--	$144,901
Issuance of common stock for debt paid by third party	$--	$--	$593,947
Issuance of common stock for debt and interest	$831,040	$--	$9,086,511
Notes payable issued for services	$--	$--	$147,155
Notes payable issued for expenses	$--	$--	$10,043
Notes payables issued for accrued wages	$--	$--	$25,000
Issuance of common stock for finders fee	$--	$--	$450,000
Warrants issued with convertible debentures	$--	$516,800	$516,800
Transfer from derivative liability	$300,472	$--	$300,472
Issue of common stock for accounts payable	$173,845	$--	$173,845

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Warrants		Deficit Accumulated During Development Stage	Total Stockholders Equity (Deficit)
						(restated)	(restated)
Issuance of common stock for cash
at nil per share	23,800,079	$2,380 $	(1,380)	$-		$--	$1,000
Net loss for period ended
December 31, 1995	--	--	--	--		(5,913,219)	(5,913,219)

Balance, December 31, 1995	23,800,079	2,380	(1,380)	--		(5,913,219)	(5,912,219)
Issuance of common stock for cash
at $0.84 per share	59,500	6	49,994	--		--	50,000
Issuance of common stock for
services at $0.84 per share	357,001	36	299,964	--		--	300,000
Net loss for year ended
December 31, 1996	--	--	--	--		(810,189)	(810,189)

Balance, December 31, 1996	24,216,580	2,422	348,578	--		(6,723,408)	(6,372,408)
Issuance of common stock for cash
at $0.84 per share	339,151	34	284,966	--		--	285,000
Issuance of common stock for
services at $0.84 per share	499,802	50	419,950	--		--	420,000
Net loss for year ended
December 31, 1997	--	--	--	--		(577,066)	(577,066)

Balance, December 31, 1997	25,055,533	2,506	1,053,494	--		(7,300,474)	(6,244,474)
Issuance of common stock for cash	--
at $0.84 per share	345,101	35	289,965	--		--	290,000
Net loss for year ended
December 31, 1998	--	--	--	--		(708,567)	(708,567)

Balance, December 31, 1998	25,400,634	2,541	1,343,459	--		(8,009,041)	(6,663,041)
Issuance of common stock for cash
at $0.42 per share	595,002	59	249,941	--		--	250,000
Issuance of common stock for cash
at $0.84 per share	34,272	3	28,797	--		--	28,800
Net loss for year ended
December 31, 1999	--	--	--	--		(2,037,638)	(2,037,638)

Balance, December 31, 1999	26,029,908	2,603	1,622,197	--		(10,046,679)	(8,421,879)
Issuance of common stock for cash
at $0.42 per share	595,002	59	249,941	--		--	250,000
Issuance of common stock for cash
at $0.84 per share	842,523	84	707,916	--		--	708,000
Issuance of common stock for cash
at $1.94 per share	51,567	6	99,994	--		--	100,000
Issuance of common stock for
services at $0.84 per share	2,163,824	216	1,818,117	--		--	1,818,333
Net loss for year ended
December 31, 2000	--	--	--	--		(2,185,117)	(2,185,117)

Balance, December 31, 2000	29,682,824	$2,968	$4,498,165	--	$	$(12,231,796)	$(7,730,663)

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
		(restated)				(restated)	(restated)
Balance,
December 31, 2000	29,682,824	$2,968	$4,498,165	$-	$--	$(12,231,796)	$(7,730,663)
Issuance of
common stock
for cash at
$0.84 per share	29,464	3	24,747	--	--	--	24,750
Issuance of
common stock
for services
at $0.84 per
share	37,811	4	31,464	--	--	--	31,468
Recapitalization
through
reverse merger
and
acquisition of
5 Starliving
Online, Inc.	8,035,693	804	(281,079)	--	--	--	(280,275)
Miscellaneous
adjustment due
to merger	481	--	--	--	--	--	--
Net loss for the
year ended
December 31, 2001	--	--	--	--	--	(1,356,117)	(1,356,117)

Balance, December
31, 2001	37,786,273	3,779	4,273,297	--	--	(13,587,913)	(9,310,837)
Issuance of
common stock
for cash at
$0.70 per share	215,000	21	149,979	--	--	--	150,000
Issuance of
common stock
from the
exercise of
options for
cash at $0.01
per share	1,000,000	100	149,900	--	--	--	150,000
Issuance of
common stock
for debt at
$0.80 per share	1,654,027	165	1,223,815	--	99,242	--	1,323,222
Issuance of
common stock
for services
at $0.22 per
share	67,837	7	14,993	--	--	--	15,000
Net loss for the
year ended
December 31, 2002	--	--	--	--	--	(1,776,851)	(1,776,851)

Balance, December
31, 2002	40,723,137	4,072	5,811,984	--	99,242	(15,364,764)	(9,449,466)

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
		(restated)				(restated)	(restated)

Balance, December
31, 2002	40,723,137	4,072	5,811,984	--	99,242	(15,364,764)	(9,449,466)
Issuance of
options for
services at
$0.10 to $0.66	--	--	--	2,384,000	--	--	2,384,000
Issuance of
warrants for
services at
$0.29 to $0.35	--	--	--	--	177,000	--	177,000
Issuance of
common stock
for cash at
$0.20 to $0.35
per share	3,531,456	354	873,889	--	--	--	874,243
Issuance of
common stock
for cash at
$0.2135 per
share	2,341,675	234	499,766	--	--	--	500,000
Issuance of
common stock
from the
exercise of
options for
cash at $0.01
per share	700,000	70	269,930	(263,000	--	--	7,000
Issuance of
common stock
from the
exercise of
options for
debt at $0.01
per share	480,769	48	197,260	(192,500	--	--	4,808
Issuance of
common stock
from the
exercise of
options for
services at
$0.01 per share	250,000	25	84,975	(82,500	--	--	2,500
Issuance of
common stock
from the
exercise of
warrants for
expenses at
$0.05 per share	250,000	25	84,975	--	(72,500)	--	12,500
Issuance of
common stock
for services
at $0.20 to
$0.70 per share	383,096	38	132,984	--	--	--	133,022
Issuance of
common stock
and warrants
for debt and
interest at
$0.30 per share	450,880	45	69,841	--	65,378	--	135,264
Allocation of
expired
warrants to
additional
paid-in capital	--	--	99,242	--	--	--	--
Beneficial
conversion
feature of
convertible
debt	--	--	9,322,066	--	--	--	9,322,066
Net loss for the
year ended
December 31, 2003	--	--	--	--	--	(13,765,173)	(13,765,173)

Balance,
December 31, 2003	49,111,013	$4,911	$17,446,912	$1,846,000	$169,878	$(29,129,937)	$(9,662,236)

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders Equity (Deficit)
		(restated)				(restated)	(restated)
Balance, December
31, 2003	49,111,013	$4,911	$17,446,912	$1,846,000	$169,878	$(29,129,937)	$(9,662,236)
Issuance of common
stock and
warrants for
cash at $0.25
per share	8,000,000	800	1,799,200	--	200,000	--	2,000,000
Issuance of common
stock and
warrants for
debt at $0.30
per share in
connection with
note conversion	24,708,580	2,471	4,274,965	--	3,226,838	--	7,504,274
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
Cancellation of
common stock
for shares
issued in error
at $0.48 per
share	(100,000)	(10)	(47,990)	--	--	--	(48,000)
Allocation of
expired options
to additional
paid-in capital	--	--	520,000	(520,000)	--	--	--
Beneficial
conversion
feature of
convertible debt	--	--	338,751	--	--	--	338,751
Net loss for the
year ended
December 31, 2004	--	--	--	--	--	(7,282,338)	(7,282,338)

Balance, December
31, 2004	90,117,246	$9,012	$28,219,165	$3,750,250	$3,501,483	$(36,412,275)	$(932,365)

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Number of Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders Equity (Deficit)
		(restated)				(restated)	(restated)
Balance, December
31, 2004	90,117,246	9,012	28,219,165	3,750,250	3,501,483	(36,412,275)	(932,365)
Issuance of
options for
consulting
services at
$.01–$.41	--	--	--	1,290,662	--	--	1,290,662
Issuance of common
stock for the
exercise of
options at $.01
per share	2,064,900	206	588,257	(567,814	--	--	20,649
Issuance of
1,650,000
shares for
consulting
services	1,650,000	165	590,835	--	--	--	591,000
Sale of common
stock and
issuance of
warrants at
exercise prices
of $.45–$.50
per share	4,230,555	423	1,016,577	--	63,000	--	1,080,000
Adjustment for
options expired	--	--	142,598	(142,598)	--	--	--
Beneficial
conversion
feature of
convertible debt	--	--	516,800	--	--	--	516,800
Sale of common
stock at $.15
and $.18 per
share	222,008	22	34,946	--	--	--	34,968
Net Loss	--	--	--	--	--	(5,032,793)	(5,032,793)

Balance, December
December 31, 2005	98,284,709	$9,828	$31,109,178	$4,330,500	$3,564,483	(41,445,068)	$(2,431,079)

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Number of Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Common Stock Options	Common Stock Warrants	Deficit Accumulated During Development Stage	Total Stockholders Equity (Deficit)
		(restated)				(restated)	(restated)
Balance, December
December 31, 2005	98,284,709	$9,828	$31,109,178	$4,330,500	$3,564,483	(41,445,068)	$(2,431,079)
Issuance of common
stock for services at
$.15–$.79 per share	2,405,579	241	1,245,734	--	--	--	1,245,975
Issuance of common
stock for debt
repayment at
$.40 per share	667,500	67	266,933	--	--	--	267,000
Issuance of common
stock for the
exercise of options
at $.01 per share	570,550	57	335,316	(329,667)	--	--	5,706
Issuance of common
stock at
$.35 per share	1,800,000	180	629,820	--	--	--	630,000
Issuance of common
stock for redemption
of convertible debt
at $.12–$.18 per share
and payment of
interest at
$.08 - $.14 per share	9,805,329	981	837,469	--	--	--	838,450
Issuance of options for
wages and services at
$.01 - $.80 per share	--	--	--	1,087,953	--	--	1,087,953
Issuance of warrants as
inducement to sell
convertible debt	--	--	--	--	598,741	--	598,741
Beneficial convertible limitation	--	--	516,800	--	(516,800)	--	--
Exercise of warrants in
connection with
issuance of 667,500
shares of
common stock	--	--	87,443	--	(87,443)	--	--
Issuance of warrants in
connection with
convertible debt	--	--	--	--	2,540,732	--	2,540,732
Issuance of warrants to
broker in connection
with convertible
debt issue	--	--	--	--	57,831	--	57,831
Issuance of warrants for
services at
$.80 per share	--	--	--	--	132,000	--	132,000
Cancellation of warrants	--	--	587,089	--	(587,089)	--	--
Additional interest charge
for stock issued at
below market prices	--	--	11,619	--	--	--	11,619
Adjustment of
derivative liability due
to conversion of
convertible debt	--	--	300,472	--	--	--	300,472
Net Loss	--	--	--	--	--	(12,609,187)	(12,609,187)

Balance at
December 31, 2006	113,533,667	$11,354	$35,927,873	$5,088,786	$5,702,455	(54,054,255)	$(7,323,787)

The accompanying notes are an integral part of these consolidated financial statements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

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
December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Loss Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there was approximately 60,440,639 common stock equivalents outstanding at December 31, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at December 31, 2006.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $54,054,255 through December 31, 2006. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $1,500,000 of cash is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek additional capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2006.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity and because its wholly owned Beijing subsidiary had no activity other than expenses of $56,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively which are included in the accompanying statement of operations.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The provisions of SAB No. 108 are effective in the current fiscal year for the Company. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.”This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. The Company expects to adopt this guidance effective January 1, 2007. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations as the guidance is consistent with the Company’s existing accounting policy.

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

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

The following is a summary of property, equipment, and accumulated depreciation:

	December 31 2006	December 31 2005
Equipment	$322,132	$313,070
Leasehold improvements	1,039,306	938,627

	1,361,438	1,251,697
Less accumulated depreciation	(381,154)	(290,936)

	$980,284	$960,761

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation for the years ended December 31, 2006 and 2005 was $90,350 and $74,226, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Liability

The Company may be subjected to future claims resulting from the use of its drug candidates, although the Company is unaware of any product-related litigation or potential claims to date. As of December 31, 2006, the Company does not have product liability insurance for any of its drug candidate products.

Consulting Agreements

During the year ended December 31, 2006, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options (See Note 10 regarding stock options). As of December 31, 2006, the Company had ten individuals and firms engaged under such agreements.

The Company also has other agreements with consultants for future issuance of common stock as compensation.

Employment Agreements

On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. Mr. Hampar Karagezian resigned his position on August 5, 2004, which voids his employment agreement. Mr. Harry Zhabilov, Jr. was terminated by the Company in December 2006. The remaining agreement is effective until May 31, 2006 and may be extended for additional one year terms upon the mutual consent of the employee and the Company. The agreement provides for a salary of $150,000 per annum, a signing bonus of 500,000 options to purchase shares of the Company’s common stock at a price equal to market value on the date of the options’ issuance, and an annual grant of 1,800,000 stock options to purchase shares of the Company’s common stock at a price equal to market value on the date of the options’ issuance. In April 2007, the Company extended the employment agreement with Mr. Keledjian until December 31, 2009. On May 1, 2005, the Company entered into an employment agreement with Monica Ord, an officer of the Company. The agreement provides for a salary of $150,000 per annum plus 800,000 options to acquire shares of common stock at a price of $0.01 which vests in eight increments of 100,000 for each three months of employment. The agreement also provides for certain performance-based bonuses. See Note 9 regarding stock options.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

In May and June 2004, the Company entered into several agreements with Timothy and Thomas LLC (“T & T”) which is controlled by the holder of the $200,000 convertible debenture issued by the Company in September 2003, and Timothy W. Wright III, a former director of the Company. The agreements included the sale of the former South African subsidiary, Viral Genetics South Africa (Pty) Limited (“VGSA”), to the buyer for cash consideration of $650,000 and forgiveness of the $200,000 convertible debenture. In December 2004, the Company and T & T entered into an agreement which superceded previous agreements and obligated T & T to pay for the costs of the Company’s ongoing clinical trial of VGV-1 in South Africa up to a maximum threshold amount. As the exclusive distribution management partner of the Company in Africa with respect to Company’s HIV and AIDS products, T & T will secure and establish distributors in Africa, and provide management and oversight of the Company’s relationships with distributors. VGSA is the exclusive distributor of the Company’s HIV and AIDS products in South Africa. (See Note 12 regarding litigation.)

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

Total lease commitments for the subsequent years ended December 31 are as follows:

2007	$149,616
2008	$ 77,400
2009	$ 45,150
$272,166

NOTE 6 – COMMON STOCK

In November 2006, the Company issued 418,104 shares of common stock as partial payment for the second of 24 principal and interest payments on the Company’s 10% Senior Secured Amortizing Convertible Debentures Due September 1, 2008 based upon a value of $0.45 per share. In accordance with the terms of the agreement, the Company issued an additional 2,660,319 shares in January 2007. (See Note 8 regarding convertible notes payable)

In November 2006, the Company issued 267,731 shares of common stock as partial payment for the third of 24 principal and interest payments on the Company’s 10% Senior Secured Amortizing Convertible Debentures Due September 1, 2008 based upon a value of $0.45 per share. In accordance with the terms of the agreement, the Company issued an additional 1,161,459 shares in December 2006. (See Note 8 regarding convertible notes payable)

In October 2006, the Company issued 267,731 shares of common stock as partial payment for the second of 24 principal and interest payments on the Company’s 10% Senior Secured Amortizing Convertible Debentures Due September 1, 2008 based upon a value of $0.45 per share. In accordance with the terms of the agreement, the Company issued an additional 1,414,961 shares in November 2006. (See Note 8 regarding convertible notes payable)

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 6 – COMMON STOCK (continued)

In October of 2006, the Company issued 25,000 shares to Robert Siegel on exercise of an option and payment of the exercise price of $250.

In October of 2006, the Company issued 400,000 shares of common stock to Michael Agadjanyan as compensation for research and development services valued at $60,000 which were provided to the Company.

In August and November 2006, certain holders of the Company’s unsecured convertible debentures due October 2007, elected to convert their holdings into shares of the Company’s common stock at a conversion price of $0.18 per share as provided for in the underlying agreements. In connection with these conversions the Company issued 770,418 shares of its common stock. (See Note 7 regarding convertible notes payable)

In August 2006, the Company issued 601,502 shares of common stock as partial payment for the first of 24 principal and interest payments on the Company’s 10% Senior Secured Amortizing Convertible Debentures due September 1, 2008 based upon a value of $0.45 per share. In accordance with the terms of the agreement, the Company issued an additional 1,717,241 shares in October 2006. (See Note 8 regarding convertible notes payable)

In May of 2006, the Company issued 100,000 shares to Ronald Moss on exercise of an option and payment of the exercise price of $1,000; 25,000 shares to Eric Rosenberg on exercise of an option and payment of the exercise price of $250 and 25,000 shares to Robert Siegel on exercise of an option and payment of the exercise price of $250.

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

In March 2006, the Company issued 750,000 shares to Imperial Consulting Network, Inc. as partial compensation for a publication agreement valued at $555,000.

In March 2006, the Company issued 308,334 shares of common stock to Medbridge Development Corporation and 151,866 shares to Joseph Natale as compensation for consulting services valued at $200,417 and $98,713 which were rendered to the Company.

In February 2006, the Company issued: 100,000 shares of common stock to Michael Agadjanyan on exercise of an option and payment of the exercise price of $1,000; 25,000 shares of common stock to Dr. Robert Siegel on exercise of an option and payment of the exercise price of $250; 96,000 shares of common stock to five individuals on exercise of an option issued to Ashot Petrossian and payment of the exercise price of $960. In January 2006, the Company issued 35,200 shares of common stock to Andre Bagdasarian on exercise of an option and payment of the exercise price of $352. In March 2006, the Company issued 139,350 shares of common stock to GxP Bipharm on exercise of an option and payment of the exercise price of $1,394. All of the foregoing options were issued as compensation for consulting services.

In February 2006, the Company settled an outstanding payment obligation for construction on the Company’s facility in the amount of $173,845 owed to Kizyma Electric by issuing 695,379 shares of common stock.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 6 – COMMON STOCK (continued)

Pursuant to a placement agency agreement with Stonegate Securities, Inc., the Company issued to the three principals of Stonegate Securities 200,000 shares of common stock valued at $0.79 per share in January 2006. The shares were issued as compensation for services in reviewing and analyzing the Company with a view to assisting the Company in raising capital.

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
December 31, 2006

NOTE 6 – COMMON STOCK (continued)

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

NOTE 7 – INCOME TAXES

At December 31, 2006, the Company had net deferred tax assets of approximately $15.3 million (calculated at an expected rate of 34%) principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2006 and 2005.

The significant components of the deferred tax asset at December 31, 2006 and 2005 were as follows:

	December 31 2006	December 31, 2005
Net operating loss carryforward before adjustments	$55,054,255	$41,445,068
Section 197 amortization of patents	347,070	347,070
Options/warrants issued for expenses and interest	(9,499,794)	(7,744,550)

Net operating loss carryforward	44,901,531	34,047,588

Deferred tax asset	$15,266,521	$11,576,180
Deferred tax asset valuation allowance	$(15,266,521)	$(11,576,180)

At December 31, 2006, the Company has utilizable net operating loss carryforwards of approximately $44.9 million, which expire in the years 2016 through 2025. The Company recognized approximately $1,755,244 of losses from issuance of restricted common stock, stock options and warrants for services and interest in fiscal 2006, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2005 to December 31, 2006 was $3,690,341.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At December 31, 2006 and 2005, respectively, the Company had the following obligations:

	2006	2005
5% Convertible notes payable to related parties	$1,505,802	$2,080,753

Total	$1,505,802	$2,080,753

Accrued interest on convertible notes payable to related parties was $89,254 and $40,067 at December 31, 2006 and 2005, respectively.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

The initial purchase of approximately $2.5 million in principal amount of the Debentures was closed on March 29, 2006 and the remainder of the transaction closed in April The Company generated net proceeds from the Debentures, after commissions and the investors’ professional fees of approximately $2.6 million.

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

In 2006, the Company issued 5,848,729 shares of its common stock payment for the first four principal and interest payments and for partial payment of the fourth principal and interest payment. In accordance with the agreements underlying the Debentures the conversion price per share were valued at $0.055 to $.096 per share for the principal due and to $0.075 to $0.137 per share for the interest due. The total value of the shares issued were $537,715, of which $376, 303 represented a reduction of principal and $161,412 represented payment of accrued interest. In addition, the Company issued an additional 2,660,319 shares in January 2007 to satisfy in full the fourth principal and interest payment due January 2, 2007.

The conversion feature and the common stock payment provision of these convertible notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model. At the end of the each quarterly reporting date, the value of the derivative is evaluated and adjusted to current fair value. When common stock is issued as payment on the convertible debt, a portion of the derivative liability is transferred to additional paid-in capital. The derivative liability has been reported as a current liability since the convertible notes were restructued in February 2007.

As of December 31, 2006, the Company recorded a cumulative derivative expense of $2,245,254 and reported a reduction in the liability of $300,472 applicable to the common shares issued in payment of the convertible debt. The derivative values were calculated using the Black-Scholes pricing model with the following assumptions:

˜	Risk-free Interest Rate	5%
˜	Expected life (in years)	1.25
˜	Expected volatility	98.33%
˜	Dividend yield	0.00%
˜	Stock trading price	$0.09

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

The securities were offered and sold in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. HPC Capital Management Corporation assisted with placement of the financing and received a cash commission of approximately $290,000, and Warrants to purchase approximately 145,000 shares of common stock valued at $57,831.

In a related transaction, the investors purchasing the Debentures negotiated for and purchased from three other creditors of Viral Genetics unsecured convertible debentures in the principal amount of $576,800 that accrue interest at the rate of 10 percent per annum originally issued in October 2005. Accrued interest on the unsecured debentures at the time of the purchase was $21,650, so the total purchase price paid was $598,450. The maturity date of the unsecured debentures is October 18, 2007. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.18 of principal. Viral Genetics will include the shares underlying the

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

unsecured debentures in the registration statement described above. In August 2006, certain of the holders of the unsecured convertible debentures elected to convert their holdings into shares of the Company’s common stock. In connection with these conversion, the Company issued 492,641 shares of common stock, valued at $88,675, of which $88,586 represented payment of outstanding principal and $89 represented shares issued for accrued interest through the conversion date.

As an inducement to the three creditors to sell the unsecured debentures to the investors purchasing the Debentures, Best Investments, Inc., which holds convertible promissory notes issued by Viral Genetics, agreed to sell to the three creditors $598,450 in principal amount of the convertible notes for cash in that amount. Haig Keledjian, an officer, director, and principal shareholder of Viral Genetics, is the sole officer and director of Best Investments, Inc. These convertible notes have a carrying value of $598,450 as at December 31, 2006.

In March 2007, the Debentures were restructured. (See Note 13 - Subsequent Event)

NOTE 9 – WARRANTS

During the year ended December 31, 2006, the Company granted 600,000 warrants in connection with a services agreement with an exercise price of $0.80 per share and an expiration date of May 30, 2010. The Company also granted 6,425,658 warrants in connection with the private placement of 10% Senior Secured Convertible Debentures due September 1, 2008 in the aggregate principal amount of approximately $2.9 million. In connection with this transaction, the Company issued 144,578 warrants to the broker who assisted with the private placement. The Company also granted 3,204,442 warrants to investors at a lower exercise price as an inducement to the investors to sell debentures to the purchasers of the Senior Secured Debentures discussed above. An investor exercised 667,500 warrants by purchasing common stock shares for $267,000 and the Company cancelled 9,237,093 warrants during the year ended December 31, 2006.

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

During the year ended December 31, 2006, the fair value of each warrant granted was estimated using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 93.3%, expected life of 1-2.5 years, and no expected dividends. The value of these warrants in the amount of $3,329,304 of which $3,197,304 was charged to interest expense and $132,000 was charged to consulting expense during the period.

During the year ended December 31, 2005, the fair value of each warrant granted was estimated using the Black-Scholes Option Price Model. The following assumptions were made in estimating fair value: risk free interest of 5%, volatility of 164%, expected life of 1-5 years, and no expected dividends. The value of these warrants in the amount of $481,089 reduced notes payable.

The following is a summary of stock warrants activity:

Number of Warrants
Warrants outstanding at December 31, 2004	29,226,126
Granted	10,826,664
Cancelled	(4,000,000)

Warrants outstanding and exercisable at December 31, 2005	36,052,790

Granted	10,374,684
Cancelled	(9,237,093)
Exercised	(667,500)

Warrants outstanding and exercisable at December 31, 2006	36,522,881

Weighted average fair value of warrants granted during the year ended
December 31, 2006	$0.44

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 9 – WARRANTS (continued)

The following summarizes information related to stock warrants outstanding at December 31, 2006:

Warrants Outstanding
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$ .50 - $ .80	6,158,806	3.5	$ .62
$ .45	2,800,000	1.9	$ .45
$ .40	23,804,078	2.9	$ .40
$ .30	555,555.8		$ .30
$ .18	3,204,442	3.8	$ .18

	36,522,881	2.9	$ .42

NOTE 10 – STOCK OPTIONS

In the year ended December 31, 2006, the Company granted 5,199,950 options under various consulting, employment or advising agreements at an exercise prices between $0.01 and $0.781 per share. These options are generally granted at varying rates per consultant or advisor for every month or three months of service until the termination of the individual agreements. At December 31, 2006, 198,150 of these options had been exercised. During the year ended December 31, 2006, 3,525,000 options granted in 2003 and 2004 expired unexercised.

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

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 10 – STOCK OPTIONS (continued)

During the year ended December 31, 2006, the fair value of each option granted was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest of 5%, expected volatility of 93% - 100%, expected life of 1-2.5 years, and no expected dividends. The value of these options, $1,087,953, was charged to consulting fees, research and development expense and payroll expense during the period.

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

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable at January 1, 2005	14,800,000	$0.38
Granted	4,180,100	$0.06
Exercised	(2,736,900)	$0.01

Options outstanding and exercisable at December 31, 2005	16,243,200	$0.47

Granted	5,199,950	$0.60
Exercised	(224,550)	$0.32
Cancelled	(3,525,000)	$0.01

Options outstanding and exercisable at December 31, 2006	17,693,600	$0.63

Weighted average fair value of options granted during the year ended
December 31, 2006	$0.22

Options exercisable at December 31, 2006.

The following summarizes information related to stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 17 - $ 1.00	15,700,000	2.2	$ .56	14,383,333	$ .55
$ .01	1,993,600	1.1	$ .01	1,793,600	$ .01

	17,693,600	1.6	$ .50	16,176,933	$ .49

There is no formal stock option plan in place. Stock options are issued by management for consulting services as deemed appropriate.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

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

NOTE 12 –CONTINGENTLY ISSUED COMMON STOCK

In March 2006, the Company issued 643,800 shares to two employees pursuant to the terms of employment agreements as partial compensation for services to the Company to be performed under the agreements. The shares are subject to forfeiture if employment is terminated. In July, September, and December 2006, the Company issued 86,400 shares to one employee pursuant to the terms of employment agreement as partial compensation for services to the Company to be performed under the agreement. For the year ended December 31, 2006, the Company charged $535,291 to expenses for services rendered under these agreements.

NOTE 13 – SUBSEQUENT EVENTS

In March 2006 Viral Genetics, Inc., sold to a limited group of investors convertible debentures in the principal amount of $2,891,549 that accrue interest at the rate of 10% per annum payable quarterly in arrears beginning October 1, 2006 (the “New Debentures”). The principal amount of the New Debentures was convertible into our common stock at the option of the holders at the rate of $0.45 of principal per share. The New Debentures were to be repaid, at our election, in cash with a 5% premium or Viral Genetics common stock priced at the lower of $0.45 or 80% of the market price for our common stock over a term of 24 months beginning in October 2006. In connection with the purchase of the New Debentures the investors acquired warrants to purchase a total of 6,570,242 common shares at an exercise price of $0.78 per share that expire at the end of March 2011 (the “Warrants”), and unit purchase warrants to purchase an additional $2.1 million in principal amount of New Debentures and additional Warrants to purchase 4.7 million shares of common stock (the “Unit Warrants”). The investors also acquired in March 2006, previously outstanding convertible debentures in the principal amount of $598,450 that accrued interest at the rate of 10% per annum (the “Old Debentures”). The principal amount of the Old Debentures is convertible into our common stock at the option of the holders at the rate of $0.18 of principal per share. Viral Genetics filed a registration statement under the Securities Act of 1933 to permit the investors to resell the shares of common stock issuable under the New Debentures, Old Debentures, and Warrants, which was effective in August 2006. A total of 9,695,409 shares of common stock covered by the prospectus included in the registration statement have been issued under the New Debentures and Old Debentures to the investors.

VIRAL GENETICS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 13 – SUBSEQUENT EVENTS (continued)

Summary of Restructuring Changes

The holders of $1,968,810 in principal amount and accrued interest of the New Debentures, $446,934 in principal amount and accrued interest of the Old Debentures, and 5,431,436 of the Warrants agreed to amend the terms of the instruments they hold to provide for the following:

—	Change in the voluntary conversion price of the Old Debentures and the New Debentures, as well as the exercise price of the Warrants, to a fixed $0.08 per share.
—	Removal of the monthly amortization payments from the New Debentures. All unpaid principal and accrued interest on these securities is due and payable by us on September 1, 2008.
—	Immediate conversion of principal and interest on the Old Debentures and New Debentures at the new fixed price of $0.08 as follows:
™ $21,096 of the Old Debentures for 263,711 shares of common stock
™ $284,138 of the New Debentures for 3,551,728 shares of common stock
—	Immediate exercise of Warrants in exchange for cancellation of principal and interest on the Old Debentures and New Debentures at the new price as follows:
™ $162,796 of the Old Debentures for 2,034,957 shares of common stock
™ $362,822 of the New Debentures for 4,535,285 shares of common stock
—	The sum effect of the preceding four transactions is to reduce the balance we owe to the holders on the Old Debentures from $446,934 to $0, and to reduce the balance we owe to the holders on the New Debentures from $1,968,810 to $1,584,890. Therefore, in aggregate, $830,854 of principal and interest on the Old Debentures and the New Debentures has been exchanged or tendered for cancellation for a total of 10,385,681 shares of our common stock; and
—	Cancel their Unit Warrants in exchange for new common stock purchase warrants for the purchase of 5,431,436 shares at an exercise price of $0.15 per share that expire February 28, 2012.

The holders of $354,194 in principal amount and accrued interest of the New Debentures, $31,154 in principal amount and accrued interest of the Old Debentures, and 994,228 of the Warrants did not participate in the restructuring modifications described above, but the practical effect of the transactions is to decrease the voluntary conversion price of the New Debentures and Old Debentures and exercise price of the Warrants they hold to $0.08 per share. Viral Genetics intends to make all future payments of principal and interest on debentures held by these persons in cash.

All securities issued or deemed issued by Viral Genetics in the foregoing transactions were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.