Form 10QSB
period 2007-03-31
VIRAL GENETICS INC /DE/
filed 2007-05-21
CIK 1091326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-QSB

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-000-26875

VIRAL GENETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0814123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1321 Mountain View Circle, Asuza, CA	91702
(Address of principal executive offices)	(Zip code)

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2007
Common Stock, $.001 par value	126,983,714

VIRAL GENETICS, INC.

TABLE OF CONTENTS

COVER PAGE

TABLE OF CONTENTS		2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
		3
	Consolidated Balance Sheets

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	14

ITEM 3.	Controls and Procedures	14

PART II. OTHER INFORMATION

ITEM 6.	Exhibits	15

SIGNATURE		16

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$--	$--
Total Current Assets	--	--

PROPERTY AND EQUIPMENT, NET	957,530	980,284

OTHER ASSETS
Deposits and other	42,940	42,940

Total Other Assets	42,940	42,940

TOTAL ASSETS	$1,000,470	$1,023,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$197,951	$387,896
Accrued wages payable	140,500	140,500
Advances -- related parties	142,782	74,283
Other current liabilities	383,000	136,000
Bank overdrafts payable	89,363	42,801
Accrued interest	161,535	111,716
Convertible notes payable, current portion	273,497	3,008,075
Derivative Liability	240,831	1,944,782
Total Current Liabilities	1,629,459	5,846,053

LONG-TERM LIABILITIES
Convertible notes payable, related parties	1,505,802	1,505,802
Convertible notes payable, net of discount	1,941,652	459,865
Total Long-Term Liabilities	3,447,454	1,965,667

TOTAL LIABILITIES	5,076,913	7,811,720

COMMITMENTS AND CONTINGENCIES	--	--

CONTINGENTLY ISSUED COMMON STOCK	201,044	535,291

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001
par value; no shares issued and outstanding	--	--
Common stock, 250,000,000 shares authorized, $0.0001 par value; 127,967,195 and 113,533,667 issued and outstanding, respectively

	12,796	11,354
Additional paid-in capital	38,499,080	35,927,873
Common stock warrants	6,069,767	5,702,455
Common stock options	5,106,566	5,088,786
Deficit accumulated during development stage	(53,965,696)	(54,054,255)
Total Stockholders’ Deficit	(4,277,487)	(7,323,787)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,000,470	$1,023,224

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			11-Jul-95
			(Inception)
	Quarters Ended		to
	March 31,		March 31,
	2007	2006	2007

REVENUES	$-	$-	$347,750

EXPENSES
Research and development	2,000	1,070,102	14,411,331
Management salaries	-	256,000	3,363,572
Amortization and depreciation expense	22,754	22,319	403,040
Legal and professional	47,555	50,568	1,170,706
Consulting fees	286,859	1,551,507	12,141,782
General and administrative expenses	181,461	336,058	4,917,377

Total Expenses	540,629	3,286,554	36,407,808

LOSS FROM OPERATIONS	(540,629)	(3,286,554)	(36,060,058)

OTHER INCOME (EXPENSE)	-
Sale of distribution rights	-	-	1,309,966
Interest income	-	-	9,392
Derivative expense (benefit)	744,663	-	(1,500,591)
Interest expense	(115,475)	(4,743,699)	(17,724,405)

Total Other Income (Expense)	629,188	(4,743,699)	(17,905,638)

INCOME (LOSS) BEFORE INCOME TAXES	88,559	(8,030,253)	(53,965,696)

INCOME TAXES	-	-	-

NET INCOME (LOSS)	$88,559	$(8,030,253)	$(53,965,696)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	120,258,691	99,609,383

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From
				11-Jul-95
				(Inception)
	Quarter Ended			to
	March 31, 2007	March 31, 2006		March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$88,559	$(8,030,253)		$(53,965,696)
Amortization and depreciation	22,754	22,319		403,040
Amortization of debt discount	13,771			13,771
Debt issuance costs	0	4,340,149		13,339,211
Increase (decrease) in derivative liability	(744,663)	-		1,500,591
Non-cash operating expenses	-	-		5,387,663
Non-cash income	-	-		(309,966)
Issuance of common stock for services and finders fee	225,000	1,011,991		5,475,607
Options and warrants issued for services and wages	17,780	851,563		8,982,283
Options exercised for services	-	-		2,500
Contingently issued stock issued for services	101,779	57,849		637,070
Convertible debt issued for services	-	50,000		60,000
Warrants exercised for services	-	-		12,500
Issuance of common stock for expenses paid by third party	-	-		593,947
Issuance of common stock for settlement agreement	-	-		835,000
Issuance of stock for interest	53,085	-		1,538,811
Notes payable issued for expenses	-	-		907,349
Expenses paid with notes payable	-	-		(10,043)
Notes payable converted to accrued wages	-	-		(25,000)
(Increase) decrease in deposits and other assets	-	1,000		(42,940)
Increase (decrease) in accrued interest	49,819	4,502		143,119
Increase (decrease) in accounts payable	(189,945)	(412,583)		371,795
Increase (decrease) in accrued wages payable	0	-		140,500
Increase (decrease) in advances – related parties	68,499	-		142,782
Increase (decrease) in advances	247,000	-		383,000
Increase (decrease) in bank overdrafts payable	46,562	-		89,363

Net Cash Used in Operations	-	(2,103,463)		(13,393,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements	-	(100,678)		(1,039,306)
Acquisition of equipment	-	-		(361,665)
Increase in patent	-	-		(5,206,051)

Net Cash Used in Investing Activities	-	(100,678)		(6,607,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	0		267,000
Proceeds from notes payable related parties	-	23,500		9,379,671
Proceeds from convertible debentures	-	2,461,549		2,363,369
Proceeds from exercise of options and warrants	-	3,956		78,061
Proceeds from sale of common stock and warrants	-	517,138		7,912,664

Net Cash Provided by Financing Activities	-	3,006,143		20,000,765

Change in cash	-	802,002		-
Cash and cash equivalents, beginning of period		180,198		-

Cash and cash equivalents, end of period	$--	$982,200		$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$34,885	$

Income taxes paid	$--	$--	$

NON-CASH TRANSACTIONS:
Issuance of common stock for settlement agreement	$0	$-	$835,000
Options and warrants exercised for services	$0	$-	$682,814
Non-cash operating expenses	$0	$-	$144,901
Issuance of common stock for debt paid by third party	$0	$-	$593,947
Issuance of common stock for debt and interest	$951,335	$-	$10,037,846
Notes payable issued for services	$0	$-	$147,155
Notes payable issued for expenses	$0	$-	$10,043
Notes payables issued for accrued wages	$0	$-	$10,043
Issuance of common stock for finders fee	$0	$-	$450,000
Warrants issued with convertible debentures	$367,312	$2,511,549	$884,112
Transfer from derivative liability	$1,703,951	$-	$2,004,423
Issue of common stock for accounts payable	$-	$173,845	$173,845

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2007

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

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

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

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

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

The following is a summary of property, equipment, and accumulated depreciation:

	March 31,	December 31,
	2006	2006
Equipment	$ 322,131	$ 322,132
Leasehold improvements	1,039,306	1,039,306
	1,361,437	1,361,437

Less accumulated depreciation	(403,907)	(381,154)
	$ 957,350	$ 1,302,415

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates. Depreciation expense for the three months ended March 31, 2007 and 2006 was $22,574 and $22,319, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

During the year ended December 31, 2006, the Company had in place agreements with several individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive

VIRAL GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

stock or stock options (See Note 10 regarding stock options). As of December 31, 2006, the Company had ten individuals and firms engaged under such agreements.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Related Parties

At March 31, 2007 and December 31, 2006, respectively, the Company had the following obligations:

	2006	2005
Convertible notes payable to related parties	$1,505,802	$1,505,802

Total	$1,505,802	$1,505,802

Accrued interest on convertible notes payable to related parties was $51,729 and $32,816 at March 31, 2007 and December 31, 2006, respectively.

The related party notes were due in 2003, the Company did not have the funds necessary to pay the obligations. The debts were restructured in June 2003 with the issuance of 5% convertible notes whose terms included all underlying principal and interest due March 31, 2008. All of these convertible notes are exchangeable into units of the Company at the rate of $0.30 per

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

unit. Each unit consists of one common share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at a price of $0.40, exercisable for 5 years.

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

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

Summary of Restructuring Changes

In March 2007, the Company restructured the Debenbtures. The holders of $1,968,810 in principal amount and accrued interest of the New Debentures, $446,934 in principal amount and accrued interest of the Old Debentures, and 5,431,436 of the Warrants agreed to amend the terms of the instruments they hold to provide for the following:

•	Change in the voluntary conversion price of the Old Debentures and the New Debentures, as well as the exercise price of the Warrants, to a fixed $0.08 per share.
•	Removal of the monthly amortization payments from the New Debentures. All unpaid principal and accrued interest on these securities is due and payable by us on September 1, 2008.
•	Immediate conversion of principal and interest on the Old Debentures and New Debentures at the new fixed price of $0.08 as follows:
¡ $21,096 of the Old Debentures for 263,711 shares of common stock
¡ $284,138 of the New Debentures for 3,551,728 shares of common stock
•	Immediate exercise of Warrants in exchange for cancellation of principal and interest on the Old Debentures and New Debentures at the new price as follows:
¡ $162,796 of the Old Debentures for 2,034,957 shares of common stock
¡ $362,822 of the New Debentures for 4,535,285 shares of common stock
•

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

•	Cancel their Unit Warrants in exchange for new common stock purchase warrants for the purchase of 5,431,436 shares at an exercise price of $0.15 per share that expire February 28, 2012.

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

The Company valued the warrants issued in connection with the restructuring using the black-scholes option pricing model, and recorded the value of $367,312 as a debt discount which is being amortized to interest expense on a straightline basis over the term o the New Debentures. In addition, upon conversion, the $1,944,782 balance of the derivative liability recorded in connection with an embedded derivative associated with the Old Debentures was reclassified to additional paid in capital.

All securities issued or deemed issued by Viral Genetics in the foregoing transactions were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

NOTE 7 – LITIGATION

On April 3, 2006, T&T filed a complaint against Viral Genetics in the United States District Court for the Northern District of Illinois, case No. 0601813. The complaint alleges that Viral Genetics made false statements regarding its ownership of certain intellectual property rights to the drug candidate for the treatment of HIV/ AIDS that is the subject of the Distribution Agreement and that Viral Genetics did not have the right to grant the distribution rights to T&T under the Distribution Agreement because of rights T&T alleges were held by another party. The complaint seeks damages in excess of $5 million. Viral Genetics denies all of the allegations unequivocally, has filed an answer to the complaint denying the substantive allegations, and asserting counterclaims that it believes it has against T&T for breach of the Distribution Agreement. Viral Genetics believes this lawsuit to be part of a calculated effort by T&T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.

ITEM 2. Managements Discussion and Analysis or Plan of Operation

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

ITEM 3. Controls and Procedures

As of March 31, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Viral Genetics, Inc.

Date: May __, 2007	By:	/S/ Haig Keledjian
Haig Keledjian,
Chief Executive Officer
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)