Form 10QSB
period 2007-06-30
VIRAL GENETICS INC /DE/
filed 2007-08-20
CIK 1091326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2007
Common Stock, $.001 par value	126,983,714

VIRAL GENETICS, INC.

TABLE OF CONTENTS

COVER PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$--	$--
Total Current Assets	--	--

PROPERTY AND EQUIPMENT, NET	934,776	980,284

OTHER ASSETS
Deposits and other	42,940	42,940

Total Other Assets	42,940	42,940

TOTAL ASSETS	$977,716	$1,023,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$522,322	$387,896
Accrued wages payable	140,500	140,500
Advances -- related parties	274,353	74,283
Other current liabilities	507,348	136,000
Bank overdrafts payable	113,384	42,801
Accrued interest	237,120	111,716
Convertible notes payable, related parties	1,508,302	--
Convertible notes payable, current portion	871,948	3,008,075
Derivative Liability	240,831	1,944,782
Total Current Liabilities	4,416,108	5,846,053

LONG-TERM LIABILITIES
Convertible notes payable, related parties	--	1,505,802
Convertible notes payable, net of discount	1,405,575	459,865
Total Long-Term Liabilities	1,405,575	1,965,667

TOTAL LIABILITIES	5,821,683	7,811,720

COMMITMENTS AND CONTINGENCIES	--	--

CONTINGENTLY ISSUED COMMON STOCK	34,228	535,291

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001
par value; no shares issued and outstanding	--	--
Common stock, 250,000,000 shares authorized, $0.0001 par
value; 128,395,995 and 113,533,667 issued and
outstanding, respectively	12,839	11,354
Additional paid-in capital	38,711,037	35,927,873
Common stock warrants	6,069,767	5,702,455
Common stock options	5,304,032	5,088,786
Deficit accumulated during development stage	(54,975,870)	(54,054,255)
Total Stockholders’ Deficit	(4,878,195)	(7,323,787)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$977,716	$1,023,224

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

							From
							11-Jul-95
							(Inception)
	Three Months Ended			Six Months Ended			to
	June 30,			June 30,			June 30,
	2007		2006	2007		2006	2007

REVENUES	$		$--	$		$--	$347,750

EXPENSES
Research and development		311,132	450,983		313,132	1,521,085	14,722,463
Management salaries		57,353	--		57,353	256,000	3,420,925
Amortization and depreciation expense		22,754	22,522		45,508	44,841	425,794
Legal and professional		131,669	192,573		179,224	243,141	1,302,375
Consulting fees		99,340	741,267		386,199	2,292,774	12,241,122
General and administrative expenses		248,310	341,291		429,771	677,349	5,165,687

Total Expenses		870,558	1,748,636		1,411,187	5,035,190	37,278,366

LOSS FROM OPERATIONS		$(870,558)	$(1,748,636)		$(1,411,187)	$(5,035,190)	$(36,930,616)

OTHER INCOME (EXPENSE)
Sale of distribution rights		--	--		--	--	1,309,966
Interest income		--	4,192		--	4,192	9,392
Derivative benefit/(expense)		--	--		744,663	--	(1,500,591)
Interest expense		(139,616)	(179,436)		(255,091)	(4,923,135)	(17,864,021)

Total Other Income (Expense)		(139,616)	(175,244)		489,572	(4,918,943)	(18,045,254)

LOSS BEFORE INCOME TAXES		(1,010,174)	(1,923,880)		(921,615)	(9,954,133)	(54,975,870)

INCOME TAXES

NET LOSS		$(1,010,174)	$(1,923,880)		$(921,615)	$(9,954,133)	$(54,975,870)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED		$(0.01)	$(0.02)		$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED		128,215,775	103,639,403		124,237,233	101,650,417

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
					From
					11-Jul-95
					(Inception)
	Quarter Ended				to
	June 30, 2007		June 30, 2006		June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(921,615)		$(9,954,133)	$(54,975,870)
Amortization and depreciation		45,508		44,852	425,794
Amortization of debt discount		76,145		--	76,145
Debt issuance costs				--	13,339,211
Increase in derivative liability		(744,663)		--	1,500,591
Non-cash operating expenses		--		--	5,387,663
Non-cash income		--		--	(309,966)
Issuance of common stock for services and finders fee		225,000		1,223,991	5,475,607
Options and warrants issued for services and wages		215,246		1,108,195	9,179,749
Options exercised for services		--		--	2,500
Contingently issued stock issued for services		146,963		57,849	682,254
Convertible debt issued for services		--		50,000	60,000
Warrants exercised for services		--		--	12,500
Issuance of common stock for expenses paid by third party		--		--	593,947
Issuance of common stock for settlement agreement		--		--	835,000
Issuance of stock for interest		53,085		--	1,538,811
Notes payable issued for expenses		--		--	907,349
Expenses paid with notes payable		--		--	(10,043)
Notes payable converted to accrued wages		--		--	(25.000)
(Increase) decrease in deposits and other assets		--		1,000	(42,940)
Increase (decrease) in accrued interest		125,404		103,301	218,704
Increase (decrease) in accounts payable		134,426		(395,606)	696,166
Increase (decrease) in accrued wages payable		--		--	140,500
Increase (decrease) in advances – related parties		200,070		--	274,353
Increase (decrease) in advances		371,348		--	507,348
Increase (decrease) in bank overdrafts payable		70,583		--	113,384

Net Cash Used in Operations		(2,500)		(3,366,402)	(13,396,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements		--		(100,679)	(1,039,306)
Acquisition of equipment		--		--	(361,665)
Increase in patent		--		--	(5,206,051)

Net Cash Used in Investing Activities		--		(100,679)	(6,607,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		--		--	267,000
Proceeds from notes payable related parties		--		23,500	9,379,671
Proceeds from convertible debentures		2,500		2,857,549	2,365,869
Proceeds from exercise of options and warrants		--		5,456	78,061
Proceeds from sale of common stock and warrants		--		897,138	7,912,664

Net Cash Provided by Financing Activities		2,500		3,783,643	20,003,265

Change in cash		--		316,562	--
Cash and cash equivalents, beginning of period		--		180,198	--

Cash and cash equivalents, end of period		$--		$496,760	$--

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid		$34,885		$50,345	$180,738

Income taxes paid	$		$		$

NON-CASH TRANSACTIONS:
Issuance of common stock for settlement agreement		$--		$--	$835,000
Options and warrants exercised for services		$--		$--	$682,814
Non-cash operating expenses		$--		$--	$144,901
Issuance of common stock for debt paid by third party		$--		$--	$593,947
Issuance of common stock for debt and interest		$951,335		$--	$10,037,846
Notes payable issued for services		$--		$--	$147,155
Notes payable issued for expenses		$--		$--	$10,043
Notes payables issued for accrued wages		$--		$--	$25,000
Issuance of common stock for finders fee		$--		$--	$450,000
Warrants issued with convertible debentures		$367,312		$--	$884,112
Transfer from derivative liability		$1,703,951		$--	$2,004,423
Issue of common stock for accounts payable		$--		$--	$173,845

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
June 30, 2007
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
June 30, 2007
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Loss Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there was approximately 60,440,639 common stock equivalents outstanding at June 30, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at June 30, 2007.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $54,975,870 through June 30, 2007. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at June 30, 2007.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
June 30, 2007
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

Segment Reporting

The Company does not utilize segment information at this time as defined by Statement of Financial Accounting Standards No. 131 because it has only one principal business activity.

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
June 30, 2007
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
The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	December 31,
	2007	2006
Equipment	$322,132	$322,132
Leasehold improvements	1,039,306	1,039,306
	1,361,437	1,361,437

Less accumulated depreciation	(426,662)	(381,154)
	$934,775	$1,302,415

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates.  Depreciation expense for the six months ended June 30, 2007 and 2006 was $45,508 and $44,842, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

During the six months ended June 30, 2006, the Company had in place agreements with two individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive stock or stock options. As of December 31, 2006, the Company had ten individuals and firms engaged under such agreements, respectively.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

The Company also has other agreements with consultants for future issuance of common stock purchase options as compensation.

Employment Agreements

On June 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. Mr. Hampar Karagezian resigned his position on August 5, 2004, which voids his employment agreement. Mr. Harry Zhabilov, Jr. was terminated by the Company in December 2006. The remaining agreement with Haig Keledjian expired May 31, 2006 but was replaced with a new Employment Agreement effective June 1, 2007. The agreement provides for a salary of $150,000 per annum, and 2,300,000 stock options to purchase shares of the Company’s common stock at $0.08. On May 1, 2005, the Company entered into an employment agreement with Monica Ord, an officer of the Company. The agreement provides for a salary of $150,000 per annum plus 800,000 options to acquire shares of common stock at a price of $0.01 which vests in eight increments of 100,000 for each three months of employment. The agreement also provides for certain performance-based bonuses. This agreement expired May 31, 2007 but is continued on a month-to-month basis while a new agreement is being negotiated.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Related Parties

At June 30, 2007 and December 31, 2006, respectively, the Company had the following obligations:

	June 30,	December 31
	2007	2006

Convertible notes payable to related parties	$1,508,302	$1,505,802

Total	$1,508,302	$1,505,802

Accrued interest on convertible notes payable to related parties was $70,578 and $32,816 at June 30, 2007 and December 31, 2006, respectively.

The related party notes were due in 2003, the Company did not have the funds necessary to pay the obligations. The debts were restructured in June 2003 with the issuance of 5% convertible notes whose terms included all underlying principal and interest due June 30, 2008. All of these convertible notes are exchangeable into units of the Company at the rate of $0.30 per unit. Each unit consists of one common share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at a price of $0.40, exercisable for 5 years.

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

(2) Warrants to purchase approximately 6.4 million shares of Viral Genetics common stock at an exercise price of $0.78 per share exercisable over a term of five years (the “Warrants”); and

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

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

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

The Company valued the warrants issued in connection with the restructuring using the black-scholes option pricing model, and recorded the value of $367,312 as a debt discount which is being amortized to interest expense on a straightline basis over the term of the New Debentures.  In addition, upon conversion, $959,288 of the $1,944,782 balance of the derivative liability recorded in connection with an embedded derivative associated with the Old Debentures was reclassified to additional paid in capital.

At June 30, 2006, the Company had $2,277,523, net of discount of $291,078, outstanding on the convertible notes payable.

All securities issued or deemed issued by Viral Genetics in the foregoing transactions were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

NOTE 7 – STOCK OPTIONS

On June 8, 2007, the Company canceled options to purchase 5,650,000 shares of common stock issued to certain employees.  On June 28, 2007, the Company issued an equivalent number of options to the same employees.  The exercise prices of the options canceled ranged from $0.41 per share to $0.68 per share.  The exercise price of the replacement shares was $0.20 per share.  Per FASB Interpretation 44: Accounting for Certain Transactions involving Stock Compensation (“FIN 44),  if the cancellation of a fixed stock option is replaced with another option grant with a lower exercise price,  the new grant requires variable accounting treatment.  As such, the value of the options are re-valued and marked-to-market each reporting period until the option is exercised, forfeited or expires.  At June 28, 2007, the fair value of these options, using the Black Scholes valuation model, was $66,230 and is included in general and administrative expenses.

NOTE 8 – LITIGATION

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

ITEM 2.  Managements Discussion and Analysis or Plan of Operation

Plan of Operation

Over the remainder of 2007 we expect to focus on completing preclinical studies required to seek FDA approval for a clinical trial of VGV-1, while in parallel seeking a distribution and development partner in Africa to continue clinical development of VGV-1 in that region. In conjunction with those efforts, which are focused on the HIV/AIDS application of TNP, we are now planning a series of in vitro laboratory studies to examine the activity of the TNP peptides to determine their effects against not only the HIV virus, but other viruses, human immune system cells, bacteria, and various other pathogens.

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

At the beginning of 2007, we anticipated that this series of steps, excluding a clinical trial itself, would require 3-6 months to complete and approximately $500,000.  To date during 2007 we have completed several steps within the preclinical program and have spent approximately $300,000 of the budget.

ITEM 3.  Controls and Procedures

As of June 30, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Viral Genetics, Inc.

Date: July __, 2007	By:	/S/ Haig Keledjian
Haig Keledjian,
Chief Executive Officer
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)