Form 10QSB
period 2007-09-30
VIRAL GENETICS INC /DE/
filed 2007-11-20
CIK 1091326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2007
Common Stock, $.001 par value	150,649,825

VIRAL GENETICS, INC.

TABLE OF CONTENTS

COVER PAGE

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	14

ITEM 3.	Controls and Procedures	15

PART II. OTHER INFORMATION

ITEM 6.	Exhibits	15

SIGNATURE		16

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$--	$--
Total Current Assets		--

PROPERTY AND EQUIPMENT, NET	912,021	980,284

OTHER ASSETS
Deposits and other	42,940	42,940

Total Other Assets	42,940	42,940

TOTAL ASSETS	$954,961	$1,023,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$522,322	$387,896
Accrued wages payable	113,464	140,500
Advances -- related parties	274,353	74,283
Other current liabilities	169,450	136,000
Bank overdrafts payable	89,823	42,801
Accrued interest	309,938	111,716
Convertible notes payable, related parties	1,508,302	--
Convertible notes payable, net of discount	2,289,896	3,008,075
Derivative Liability	240,831	1,944,782
Total Current Liabilities	5,518,379	5,846,053

LONG-TERM LIABILITIES
Convertible notes payable, related parties	--	1,505,802
Convertible notes payable, net of discount	--	459,865
Total Long-Term Liabilities	--	1,965,667

TOTAL LIABILITIES	5,518,379	7,811,720

COMMITMENTS AND CONTINGENCIES		--

CONTINGENTLY ISSUED COMMON STOCK	71,457	535,291

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.01
par value; no shares issued and outstanding		--
Common stock, 250,000,000 shares authorized, $0.01 par
value; 138,042,349 and 113,533,667 issued and
outstanding, respectively	29,019	11,354
Additional paid-in capital	39,844,566	35,927,873
Common stock warrants	6,069,767	5,702,455
Common stock options	5,351,031	5,088,786
Deficit accumulated during development stage	(55,993,258)	(54,054,255)
Total Stockholders’ Deficit	(4,698,875)	(7,323,787)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$954,961	$1,023,224

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

							From
	Three Months Ended			Nine Months Ended			11-Jul-95
	September 30,			September 30,			(Inception)
	2007		2006	2007		2006	2007

REVENUES	$		$--	$		$--	$347,750

EXPENSES
Research and development		2,000	187,632		315,132	1,708,717	14,724,463
Management salaries		14,920	--		72,273	256,000	3,435,845
Amortization and depreciation expense		22,754	22,755		68,262	67,596	448,548
Legal and professional		29,000	5,346		208,224	248,487	1,331,375
Consulting fees		738,431	27,868		1,124,630	2,320,642	12,979,553
General and administrative expenses		73,383	296,657		503,154	974,006	5,239,070

Total Expenses		880,488	540,257		2,291,675	5,575,447	38,158,854

LOSS FROM OPERATIONS		$(880,488)	$(540,257)		$(2,291,675)	$(5,575,447)	$(37,811,104)

OTHER INCOME (EXPENSE)
Sale of distribution rights		--	--		--	--	1,309,966
Interest income		--	653		--	4,845	9,392
Derivative benefit/(expense)		--	--		744,663		(1,500,591)
Interest expense		(136,900)	(151,913)		(391,991)	(5,075,048)	(18,000,921)

Total Other Income (Expense)		(136,900)	(151,260)		352,672	(5,070,203)	(18,182,154)

LOSS BEFORE INCOME TAXES		(1,017,388)	(691,517)		(1,939,003)	(10,645,650)	(55,993,258)

INCOME TAXES

NET LOSS		$(1,017,388)	$(691,517)		$(1,939,003)	$(10,645,650)	$(55,993,258)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED		$(0.01)	$(0.01)		$(0.02)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED		139,537,680	104,950,632		128,011,201	104,616,814

See accompanying notes to consolidated financial statements.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From
			11-Jul-95
			(Inception)
	Nine Months Ended		to
	September 30, 2007	September 30, 2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,119,470)	$(10,645,650)	$(56,173,725)
Amortization and depreciation	68,263	67,607	448,549
Amortization of debt discount	138,519	--	138,519
Debt issuance costs	(744,663)	4,394,149	13,339,211
Increase in derivative liability	--	--	1,500,591
Non-cash operating expenses	--	--	5,387,663
Non-cash income	--	--	(309,966)
Issuance of common stock for services and finders fee	931,000	1,290,480	6,181,607
Options and warrants issued for services and wages	262,245	1,241,753	9,226,748
Options exercised for services	--	--	2,500
Contingently issued stock issued for services	184,192	--	719,483
Convertible debt issued for services	--	50,000	60,000
Warrants exercised for services	--	--	12,500
Issuance of common stock for expenses paid by third party	--	--	593,947
Issuance of common stock for settlement agreement	--	--	835,000
Issuance of stock for interest	53,085	45,538	1,538,811
Notes payable issued for expenses	--	--	907,349
Expenses paid with notes payable	--	--	(10,043)
Notes payable converted to accrued wages	--	--	(25,000)
(Increase) decrease in deposits and other assets	--	1,000	(42,940)
Increase (decrease) in accrued interest	199,930	161,490	293,230
Increase (decrease) in accounts payable	314,892	(398,533)	876,632
Increase (decrease) in accrued wages payable	(27,036)	--	113,464
Increase (decrease) in advances – related parties	200,070	--	274,353
Increase (decrease) in advances	425,451	--	561,451
Increase (decrease) in bank overdrafts payable	47,022	--	89,823

Net Cash Used in Operations	(66,500)	(3,792,166)	(13,460,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in leasehold improvements	--	(100,679)	(1,039,306)
Acquisition of equipment	--	(9,204)	(361,665)
Increase in patent	--	--	(5,206,051)

Net Cash Used in Investing Activities	--	(109,883)	(6,607,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	--	--	267,000
Proceeds from notes payable related parties	--	23,500	9,379,671
Proceeds from convertible debentures	2,500	2,810,329	2,365,869
Proceeds from exercise of options and warrants	--	5,456	78,061
Proceeds from sale of common stock and warrants	64,000	897,138	7,976,664

Net Cash Provided by Financing Activities	66,500	3,736,423	20,067,265

Change in cash	--	(165,626)	--
Cash and cash equivalents, beginning of period	--	180,198	--

Cash and cash equivalents, end of period	$--	$14,572	$--

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$34,885	$37,294	$--
Income taxes paid	$--	$--	$--

NON-CASH TRANSACTIONS:
Issuance of common stock for settlement agreement	$--	$--	$835,000
Options and warrants exercised for services	$--	$--	$682,814
Non-cash operating expenses	$--	$--	$144,901
Issuance of common stock for debt paid by third party	$--	$--	$593,947
Issuance of common stock for debt and interest	$1,003,043	$120,713	$1,059,554
Notes payable issued for services	$--	$--	$147,155
Notes payable issued for expenses	$--	$--	$10,043
Notes payables issued for accrued wages	$--	$--	$25,000
Issuance of common stock for finders fee	$--	$--	$450,000
Warrants issued with convertible debentures	$367,312	$--	$884,112
Transfer from derivative liability	$1,703,951	$--	$2,004,423
Issue of common stock for accounts payable/notes	$--	$--	$173,845

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
September 30, 2007
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

Viral Genetics, Inc. owns 100% of a Chinese subsidiary called Viral Genetics Beijing, Ltd. which was organized for prospective operations in China. At this time, the office in China is inactive. There is no financial activity in this office. The Company established a subsidiary in South Africa in 2003 which has been subsequently sold in May 2004. See Note 5.

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
September 30, 2007
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Development Stage Activities

The Company has been in the development stage since its formation on July 11, 1995. It is primarily engaged in medical research and development.

Loss Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” loss per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted loss per share. Although there was approximately 63,611,270 common stock equivalents outstanding at September 30, 2007 (see attached notes) they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include accounts payable, accrued expenses and borrowings from related parties. All of the Company’s financial instruments are accounted for on a historical cost basis, which approximates fair value at September 30, 2007.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $55,993,258 through September 30, 2007. The Company is currently in need of funds to continue its research and development goals. The Company has substantial debt and recurring losses from operations. These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s products. Management intends to seek additional capital from new equity securities offerings and from debt financing that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe any adjustments are needed to the carrying value of its assets at September 30, 2007.

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
September 30, 2007
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
September 30, 2007
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

The following is a summary of property, equipment, and accumulated depreciation:

	September 30,	December 31,
	2007	2006
Equipment	$322,132	$322,132
Leasehold improvements	1,039,305	1,039,306
	1,361,437	1,361,437

Less accumulated depreciation	(449,416)	(381,154)
	$912,021	$1,302,415

Equipment principally consists of machines that can be used to manufacture the Company’s drug candidates.  Depreciation expense for the nine months ended September 30, 2007 and 2006 was $68,262 and $67,596, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

During the nine months ended ended September 30, 2007, the Company had in place agreements with three individuals and entities for various consulting and advisory services which provided that each contracted consultant or advisor would periodically receive

VIRAL GENETICS, INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

stock or stock purchase options.

The Company also has other agreements with consultants for future issuance of common stock purchase options as compensation.

Employment Agreements

On September 1, 2003, the Company entered into employment agreements with three executive officers who are also directors and principal shareholders of the Company, Mr. Haig Keledjian as president and chief executive officer; Mr. Hampar Karageozian as chief operating officer; and Mr. Harry Zhabilov, Jr. as executive vice president of research and development. Mr. Hampar Karagezian resigned his position on August 5, 2004, which voids his employment agreement. Mr. Harry Zhabilov, Jr. was terminated by the Company in December 2006. The remaining agreement with Haig Keledjian expired May 31, 2006 but was replaced with a new Employment Agreement effective September 1, 2007. The agreement provides for a salary of $150,000 per annum, and 2,300,000 stock options to purchase shares of the Company’s common stock at $0.08. On May 1, 2005, the Company entered into an employment agreement with Monica Ord, an officer of the Company. The agreement provides for a salary of $150,000 per annum plus 800,000 options to acquire shares of common stock at a price of $0.01 which vests in eight increments of 100,000 for each three months of employment. The agreement also provides for certain performance-based bonuses. This agreement expired May 31, 2007 but is continued on a month-to-month basis while a new agreement is being negotiated.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Related Parties

At September 30, 2007 and December 31, 2006, respectively, the Company had the following obligations:

	September 30,	December 31
	2007	2006
Convertible notes payable to related parties	$1,508,302	$1,505,802

Total	$1,508,302	$1,505,802

Accrued interest on convertible notes payable to related parties was $89,432 and $32,816 at September 30, 2007 and December 31, 2006, respectively.

The related party notes were due in 2003, the Company did not have the funds necessary to pay the obligations. The debts were restructured in September 2003 with the issuance of 5% convertible notes whose terms included all underlying principal and interest due September 30, 2008. All of these convertible notes are exchangeable into units of the Company at the rate of $0.30 per unit. Each unit consists of one common share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at a price of $0.40, exercisable for 5 years.

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

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
September 30, 2007
(unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

Summary of Restructuring Changes

In March 2007, the Company restructured the Debenbtures.  The holders of $1,968,810 in principal amount and accrued interest of the New Debentures, $446,934 in principal amount and accrued interest of the Old Debentures, and 5,431,436 of the Warrants agreed to amend the terms of the instruments they hold to provide for the following:

—	Change in the voluntary conversion price of the Old Debentures and the New Debentures, as well as the exercise price of the Warrants, to a fixed $0.08 per share.
—	Removal of the monthly amortization payments from the New Debentures. All unpaid principal and accrued interest on these securities is due and payable by us on September 1, 2008.
—	Immediate conversion of principal and interest on the Old Debentures and New Debentures at the new fixed price of $0.08 as follows:

—	™	$21,096 of the Old Debentures for 263,711 shares of common stock
—	™	$284,138 of the New Debentures for 3,551,728 shares of common stock
—	Immediate exercise of Warrants in exchange for cancellation of principal and interest on the Old Debentures and New Debentures at the new price as follows:
	™	$162,796 of the Old Debentures for 2,034,957 shares of common stock
	™	$362,822 of the New Debentures for 4,535,285 shares of common stock
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

In July 2007, the holders of $51,708 in principal and accrued interest of the New Debentures voluntarily converted the amount owed for 646,354share of common stock..

At September 30, 2006, the Company had $2,277,523, net of discount of $228,078, outstanding on the convertible notes payable.

All securities issued or deemed issued by Viral Genetics in the foregoing transactions were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

NOTE 7 – STOCK OPTIONS

On June 8, 2007, the Company canceled options to purchase 5,650,000 shares of common stock issued to certain employees.  On June 28, 2007, the Company issued an equivalent number of options to the same employees.  The exercise prices of the options canceled ranged from $0.41 per share to $0.68 per share.  The exercise price of the replacement shares was $0.20 per share.  Per FASB Interpretation 44: Accounting for Certain Transactions involving Stock Compensation (“FIN 44),  if the cancellation of a fixed stock option is replaced with another option grant with a lower exercise price,  the new grant requires variable accounting treatment.  As such, the value of the options are re-valued and marked-to-market each reporting period until the option is exercised, forfeited or expires.  For the three and nine monthes  ended September 30, 2007, expense recognized on these options was $29,219 and $95,450 and is included in general and administrative expenses.

NOTE 8 – COMMON STOCK

During July and August of 2007, we issued 9,000,000 share of common stock to consultants for services rendered.  Also during the third quarter of 2007, we issued 6,533,333 shares of common stock for advances made to us in previous periods.

NOTE 9 – LITIGATION

On September 18, 2007, the Company filed an amended counterclaim with the United States District Court for the Northern District of Illinois, in response to the complaint against the Company filed by Timothy & Thomas, LLC (“T&T”) on April 3, 2007.

At the time of the original T&T complaint, the Company stated that it believed the “lawsuit to be part a calculated effort by T&T to extract concessions from Viral Genetics on manufacturing and related product rights on terms that Viral Genetics believes to be disadvantageous and unacceptable to Viral Genetics.”

As a result of new information gained during the discovery process of the T&T complaint, Viral Genetics learned new information in connection with the actions of T&T and its principals.

Consequently, the Company has filed a counterclaim alleging that Timothy & Thomas, LLC, and its principals, Thomas J. Little and Timothy W. Wright, III (“Counterclaim Defendants”), damaged Viral Genetics as a result of fraud, conspiracy to commit fraud, and other unlawful conduct in connection with a scheme to induce Viral Genetics to enter into certain agreements and provide certain authority to them to conduct clinical trials and seek regulatory approval for the Company’s investigational drug compound, VGV-1, in Africa as part of a well-orchestrated, sophisticated and bad faith conspiracy to destroy the Company and take over its valuable technology for Counterclaim Defendants’ own benefit. The counterclaim alleges that Counterclaim Defendants’ actions also constitute breach of contract, breach of fiduciary duties, unfair business practices and interference with contract.

The Company is seeking damages in excess of $10 million.

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

ITEM 3.  Controls and Procedures

As of September 30, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Viral Genetics, Inc.

Date: November 19, 2007	By:	/S/ Haig Keledjian
Haig Keledjian,
Chief Executive Officer
Chief Financial Officer
(on behalf of the registrant and as the
registrant’s principal financial and accounting officer)