Form 10-Q
period 2014-09-30
VG Life Sciences Inc.
filed 2014-11-13
CIK 1091326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26875

VG LIFE SCIENCES INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0814123
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

121 Gray Avenue, Suite 200

Santa Barbara, CA 93101

(Address of principal executive offices) (Zip Code)

(805) 879-9000

Registrant’s telephone number, including area code

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 15, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 31,815,628.

VG LIFE SCIENCES INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$53,842	$713,892
Prepaid expenses and other current assets	6,621	75,494
Total Current Assets	60,463	789,386

PROPERTY AND EQUIPMENT, NET	–	–

OTHER ASSETS
Intangible assets	1,076,836	1,076,836

TOTAL ASSETS	$1,137,299	$1,866,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$866,146	$405,000
Accrued expenses	182,730	434,471
Accrued interest	265,001	69,898
Insurance finance agreement	–	33,836
Convertible debt - related parties	2,599,689	1,844,732
Convertible debt - other	1,098,360	1,363,272
Derivative liabilities	1,295,487	2,183,440

Total Current Liabilities	6,307,413	6,334,649

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 9,715,443 and 9,715,443 issued and outstanding, respectively	972	972
Common stock, 150,000,000 shares authorized, $0.0001 par value; 31,230,318 and 17,459,752 issued and outstanding, respectively	3,123	1,746
Additional paid-in capital	99,696,993	94,609,247
Noncontrolling interests	673,115	698,921
Deficit accumulated during the development stage	(105,544,317)	(99,779,313)
Total Stockholders' Deficit	(5,170,114)	(4,468,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,137,299	$1,866,222

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		July 11, 1995 (Inception) to September 30,
	2014	2013	2014	2013	2014

REVENUES	$–	$–	$–	$–	$347,750

EXPENSES
Research and development	339,881	300,196	975,864	349,636	18,964,648
Management salaries	214,376	259,425	780,625	489,307	6,657,399
Depreciation and amortization	–	–	–	–	1,645,748
Legal and professional	179,878	190,723	1,077,551	696,586	8,402,688
Consulting fees	–	50,415	37,629	152,915	19,561,051
General and administrative	64,637	52,873	730,502	84,649	10,439,268

Total expenses	798,772	853,632	3,602,171	1,773,093	65,670,802

LOSS FROM OPERATIONS	(798,772)	(853,632)	(3,602,171)	(1,773,093)	(65,323,052)

OTHER INCOME (EXPENSE)
Asset impairment	–	–	–	–	(475,000)
Sale of distribution rights	–	–	–	–	1,309,966
Interest income	–	–	–	–	9,392
Derivative benefit/(expense)	414,895	(633,000)	(94,935)	(2,098,134)	(5,043,766)
Interest expense	(687,800)	(71,672)	(2,093,704)	(502,875)	(36,269,992)

Total other income (expense)	(272,905)	(704,672)	(2,188,639)	(2,601,009)	(40,469,400)

NET LOSS	(1,071,677)	(1,558,304)	(5,790,810)	(4,374,102)	(105,792,452)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,602	9,297	25,806	31,703	248,135

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,063,075)	$(1,549,007)	$(5,765,004)	$(4,342,399)	$(105,544,317)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.04)	$(0.18)	$(0.24)	$(0.68)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	28,935,882	8,403,425	23,986,056	6,354,005

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		Cumulative for the Period July 11, 1995 (Inception) to
	September 30,		September 30,
	2014	2013	2014
Cash Flows From Operating Activities:
Net loss attributable to controlling interests	$(5,765,004)	$(4,342,399)	$(105,544,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	–	1,645,748
Amortization of debt discount	1,878,116	74,472	9,265,943
Debt Issuance costs	–	–	13,339,211
Imputed Interest	–	63,300	189,826
Non-Controlling Interest	(25,806)	(31,703)	(248,135)
Services included in accounts payable to be satisfied in shares	–	–	200,000
Issuance of common stock and warrants for services	54,756	–	677,006
Stock based compensation	–	–	1,890,449
Issuance of common stock for services and finders fee	–	–	7,864,423
Issuance of convertible notes for services	1,001,565	627,277	2,495,575
Beneficial conversion feature	–	–	71,500
Issuance of preferred stock for interest	–	–	225,000
Settlement-distribution agreement rights	–	–	1,668,953
Debt Settlement liabilities and common shares in excess of recorded liabilities	–	–	399,530
Issuance of stock and warrants for interest and financing costs	–	–	7,730,776
Non-cash operating expenses and other charges	–	–	5,387,663
Non-cash income-gain on settlements	–	–	(384,966)
Options and warrants issued for services and wages	597,269	347,600	13,243,795
Options exercised for services	–	–	116,317
Contingently issued stock issued for services	–	–	792,499
Warrants exercised for services	–	–	12,500
Issuance of common stock for expenses paid by third party	–	–	593,947
Issuance of common stock for settlement agreement	–	–	1,060,000
Notes payable issued for expenses	–	–	897,306
Notes payable converted to accrued wages	–	–	(25,000)
Satisfaction of Syexia-in excess of accrual	–	–	104,577
Change in variable common stock purchase options	–	–	(22,418)
(Increase) decrease in prepaid expenses and other current assets	68,873	–	(97,941)
(Increase) decrease in deposits and other assets	–	–	1,972,832
Increase (decrease) in accrued interest	195,102	49,103	1,486,762
Increase (decrease) in accounts payable	461,144	199,838	1,778,853
Increase (decrease) in accrued expenses	(62,997)	416,206	2,594,291
Increase (decrease) in accrued wages payable	–	–	771,744
Increase (decrease) in advances-related parties	–	–	74,283
Increase (decrease) in advances	–	–	136,000
Increase (decrease) in insurance finance agreement	–	–	33,836
Increase (decrease) in convertible debt-related parties and other	–	–	(112,475)
Increase (decrease) in derivative liability	94,935	2,098,134	4,802,935

Net cash used in operating activities	(1,502,047)	(498,172)	(22,911,172)

Cash Flows From Investing Activities:
Increase in leasehold improvements	–	–	(1,039,306)
Acquisition of equipment	–	–	(361,665)
Increase in intangible assets	–	–	(5,206,051)

Net cash used in investing activities	–	–	(6,607,022)

(continued)

	Nine Months Ended		Cumulative for the Period July 11, 1995 (Inception) to
	September 30,		September 30,
	2014	2013	2014
Cash Flows From Financing Activates:
Proceeds of MedBridge Debt	–	–	125,000
Proceeds from convertible debt-related party and other	875,833	628,002	7,482,433
Payment for convertible debt-related party and other	(33,836)	(121,038)	(930,603)
Proceeds from sale of common stock and warrants, net	–	–	11,082,204
Proceeds from Revolving line of credit-related party	–	–	3,087,432
Repayments of Revolving line of credit-related party	–	–	(1,694,162)
Proceeds of sale of VGE securities to third parties, net	–	–	600,000
Proceeds from notes payable	–	–	267,000
Proceeds from exercise of options and warrants	–		173,061
Proceeds from notes payable--related parties	–	–	9,379,671

Net cash provided by financing activities	841,997	506,964	29,572,036

Increase (decrease) in Cash	(660,050)	8,792	53,842
Cash and cash equivalents, beginning of period	713,892	6,090	–

Cash and cash equivalents, end of period	$53,842	$14,882	$53,842

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

NON-CASH TRANSACTIONS
Issuance of common stock and warrants for convertible notes and interest	$–	$–	$6,072,377
Discount on indebtedness	$1,807,205	$330,472	$10,472,155
Reclassification of derivative liability to additional paid-in-capital	$–	$–	$1,264,800
Conversion of various accruals to convertible notes	$–	$–	$1,953,954
Issuance of common stock in satisfaction of accounts payable/notes/accruals	$1,645,439	$532,500	$5,432,742
Refinancing of convertible debt -related party Revolving line of credit	$–	$–	$3,180,393
Issuance of common shares in various debt settlements and partial satisfactions	$–	$–	$629,451
Issuance of unsecured convertible debentures for accounts payable	$–	$–	$476,866
Issuance of common stock for debt repayment-DMBM/Wonderland, net	$–	$–	$35,214
Noncontrolling interest, net	$–	$–	$2,447
Issuance of common stock for T & T legal and accrued interest	$–	$–	$1,035,000
Issuance of convertible note to acquire interest in unconsolidated subsidiary	$–	$–	$782,814
Issuance of common shares, options and warrants- V Clip acquisition	$–	$–	$1,502,479
Issuance of common shares - repurchase product royalty rights, China Market	$–	$–	$231,000
Issuance of common shares and warrants - Carcinotek acquisition	$–	$–	$1,000,000
Restructuring of convertible debentures	$–	$–	$1,198,167
Issuance (settlement) of unsecured convertible debentures - patents	$–	$–	$248,000
Issuance of common stock for debt paid by third party	$–	$–	$593,947
Issuance of common stock for debt and interest	$–	$–	$9,086,511
Issuance of common stock finders fee	$–	$–	$450,000
Warrants issued with convertible debentures and amendment of arrangement	$–	$–	$516,800
Transfer from derivative liabilities	$984,455	$798,048	$2,988,878
Issuance of warrant in partial consideration of notes payable	$–	$–	$100,000
Issuance of note in consideration of White Label acquisitions	$–	$–	$100,000
Issue Series A Preferred Stock for secured revolving credit note	$–	$–	$252,000

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VG Life Sciences Inc. (the “Company” or “VGLS”) was incorporated in California on July 11, 1995 and is in the development stage. The Company is engaged in research and development of therapeutic and diagnostic pharmaceutical and medical products. The Company was acquired by a publicly traded Delaware Corporation and became a reporting issuer on October 1, 2001. On November 5, 2001, this publicly traded company changed its name to Viral Genetics, Inc. On November 26, 2012, the Company’s name was changed to VG Life Sciences Inc. from Viral Genetics, Inc. The Company terminated registration with the SEC on March 24, 2009. The Company became a reporting issuer again on August 22, 2014. The Company’s fiscal year-end is December 31.

As of September 30, 2014, the Company has the following subsidiaries:

Subsidiary Name	Origination/ Acquisition Date	Ownership Percentage
V-Clip Pharmaceuticals	2008	100%
Carcinotek, Inc.	2008	100%
White Label Generics, Inc.	2008	49%
MetaCytolytics, Inc.	2009	100%
Viral Genetics Beijing, Ltd.	2009	100%
VG Energy, Inc. (“VGE”)	2010	81.65%

The various subsidiaries were organized or acquired to facilitate the use of the Company’s Targeted Peptide Technology (“TPT”) and Metabolic Disruption Technology (“MDT”). As of September 30, 2014 and December 31, 2013, all subsidiaries were inactive.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and on the same basis as the audited annual consolidated financial statements. The unaudited interim consolidated balance sheet as of September 30, 2014, unaudited interim consolidated statements of operations for the three and nine month periods ended September 30, 2014 and 2013, and the unaudited interim consolidated statements of cash flows for the nine month periods ended September 30, 2014 and 2013 include all material adjustments, consisting only of normal recurring adjustments (unless otherwise discussed below), which management considered necessary for a fair presentation of the financial position and operating results for the periods presented. These unaudited financial statements are the representations of management. The results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The audited consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements; however, the notes to the accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in Amendment # 2 of the Company’s Form 10 filed with the Securities and Exchange Commission on October 1, 2014. These accompanying notes are generally limited to the information necessary to update the information included in the aforementioned financial statements for the year ended December 31, 2013.

Going Concern

As of September 30, 2014, the Company had a deficit accumulated during the development stage of approximately $105.5 million and requires substantial additional funds to continue its research and development, to support its operations and to achieve its business development goals, the attainment of which are not assured. The Company has been able to satisfy certain liabilities with convertible indebtedness and common shares and enter into debt settlement arrangements, facilitated by third party financing, with vendors and creditors for substantial amounts of its various financial obligations. Convertible instruments have also been converted into equity. In September 2013, the Company also entered into arrangements with related parties under which it has and will continue to receive certain financial and administrative support and services through March 18, 2015 and has consummated related party and unrelated convertible debenture and warrant agreements from which it will receive cash and executive services (from related parties only). However, substantial indebtedness remains and substantial recurring losses from operations and additional liabilities continue to be incurred.

These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might incur in the event the Company cannot continue in existence. Management has designed plans for sales of the Company’s future pharmaceutical related products. Management intends to seek additional capital from new equity securities offerings, from debt financing and debt restructuring to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, management can give no assurance that these funds will be available in adequate amounts, or if available, on terms that would be satisfactory to the Company.

The timing and amount of the Company’s capital requirements will depend on a number of factors, including the need for funds to support research and development and payment requirements to sustain licensing rights, demand for products and services and the availability of opportunities for international expansion through affiliations, to maintain its status as a public company, shareholder and investor relations, to establish and maintain current and new business relationships and for other general corporate business purposes.

NOTE 3 – CONVERTIBLE DEBT – OTHER

On January 24, 2014, KED Consulting Group LLC, (“KED”) entered into a Convertible Promissory Note and Warrant Purchase Agreement with the Company in the amount of $270,000. The notes are unsecured, bear interest at 8% per annum, and are convertible into common shares at $0.0588 per share. KED also received warrants to purchase 1,080,000 shares at $0.45 per share on execution of this agreement, exercisable at any time from the four year anniversary to the fifth year anniversary of this arrangement. Shares will be issuable on conversion of these notes in total in four equal tranches (25% each) on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015, to the extent not earlier converted, at the conversion price per share ($0.0588). All proceeds were received by September 30, 2014. Of the $270,000: $100,000 was to be paid directly in satisfaction of a vendor liability of ours, which has been paid, and $170,000 was to be paid in cash in six equal monthly payments of $28,333. The final payment was received on September 30, 2014. Debt discount of $270,000 was recorded of which $58,704 and $130,508 was amortized as interest expense in the three and nine month periods ended September 30, 2014, respectively.

Effective March 1, 2014, investors in unsecured convertible debentures aggregating a total of $165,000 exchanged these debentures and any associated warrants (waiving any defaults and accrued interest on the notes) for an equal principal amount under a Convertible Promissory Notes and Warrants Purchase Agreement with the same terms and conditions as described in the preceding paragraph. These investors received warrants to purchase an aggregate of 660,000 common shares, with the same terms and conditions as described preceding paragraph. Debt discount of $165,000 was recorded of which $70,620 and $92,740 was amortized as interest expense in the three and nine month periods ended September 30, 2014, respectively.

Effective August 27, 2014, the Company received proceeds of $50,000 from an unrelated investor, pursuant to a Convertible Promissory Note and Warrant Purchase Agreement under terms and conditions that are the same as those described in Note 4, except that this note is due on August 22, 2016 and this investor has the right to purchase notes totaling $150,000 through August 21, 2015. Principal and accrued interest are convertible in four equal quarterly tranches of principal, plus accrued interest commencing on November 22, 2015, or at any time at the investor’s option, at the conversion price. Debt discount of $50,000 was recorded of which $3,064 was amortized as interest expense in the nine month period ended September 30, 2014.

NOTE 4 – CONVERTIBLE DEBT – RELATED PARTIES

In the nine month period ended September 30, 2014, the Company entered into Convertible Promissory Notes (“Notes”) and Warrant Purchase Agreements with three related party entities: on July 9, 2014 with Wild Harp Holdings, LLC (“Wild Harp”) controlled by John Tynan, our CEO, and DW Odell Company (“DW Odell”) controlled by David Odell, our CFO, and on August 27, 2014, with Medbridge Development Company, LLC (“MDC”), an entity controlled by Mr. Tynan and Mr. Odell. John Tynan and David Odell are officers and directors of the Company. The Wild Harp and DW Odell agreements provide for Notes of up to $250,000 each to be purchased at the option of each party through July 9, 2015, of which $150,000 has been received from each of Wild Harp and DW Odell through September 30, 2014. The MDC agreement provides for a Note of $50,000, proceeds of which were received from MDC on August 27, 2014. All three Notes bear interest at 8% per annum and have a two year term. Principal and accrued interest are convertible in four equal quarterly tranches of principal, plus accrued interest commencing 15 months after the issuance date of each Note, or at any time at each party’s option, at the conversion price. The Wild Harp and DW Odell balances are each comprised of two Notes having identical conversion provisions; (i) a Note with $100,000 in principal with a conversion rate of $0.1245 and warrant exercise price of $0.93 per share and (ii) a Note with $50,000 in principal with a conversion rate of $0.084 and warrant exercise price of $0.63 per share. The MDC Note of $50,000 has a conversion price of $0.1134 and a warrant exercise price of $0.85 per share. The warrants received by the parties are to purchase four common shares for each $1 of principal, an aggregate of 1,400,000 shares as of September 30, 2014, exercisable on any date from the four-year anniversary to the five-year anniversary of the agreement. Similar warrants will be issued with future Wild Harp and DW Odell note proceeds of up to $200,000, if any; exercisable at 7.5 times the corresponding conversion price. All warrants include a cashless exercise provision. These Notes issued through September 30, 2014, are convertible into 3,237,819 shares of common stock of the Company.

NOTE 5 – EQUITY INCENTIVE PLAN

In the three and nine month periods ended September 30, 2014, the Company granted 1,515,000, and 4,545,000, respectively, non-qualified stock options under its 2013 Equity Incentive Plan to management and consultants. The fair value of these options was estimated using the Black-Scholes Option Pricing Model with the following assumptions: risk free annual interest ranging from 2.52% to 2.73%; volatility approximating 127%; expected life of 5 years; and no expected dividends. The aggregate fair value of these options granted for the nine months ended September 30, 2014 of $597,269 was included in research and development in the amount of $59,136 and general and administrative expense in the amount of $538,133.

NOTE 6 – COMMON AND PREFERRED STOCK

Effective on July 9, 2014, the Company filed a certificate of amendment to its Delaware Certificate of Incorporation increasing the total number of authorized shares of capital stock to 170,000,000 from 160,000,000. The total number of authorized Preferred Shares was increased to 20,000,000 from 10,000,000 and authorized Common Shares remained at 150,000,000; each having a par value of $0.0001 per share. Also on July 9, 2014, the Company established a Series B Preferred Stock ("Series B"), which the Company removed through an Amendment and Restatement of the Articles of Incorporation on September 4, 2014 and an Amended and Restated Certificate of Designation on September 4, 2014.

NOTE 7 – SUBSEQUENT EVENTS

On March 28, 2014, the Company entered into an Investment Agreement (“the Agreement”) with Dutchess Opportunity Fund II L.P. (“Dutchess”) whereby Dutchess may purchase up to that number of common shares having an aggregate purchase price of $5,000,000. Under terms of the Agreement, the Company may, at its sole discretion, deliver a Put Notice to Dutchess stating the dollar amount of common shares, which the Company intends to sell to Dutchess on a closing date. The maximum amount that Dutchess can be required to purchase at any one time shall be equal to (1) 200% of the average daily volume for the three trading days immediately preceding the formal date of the notice to Dutchess or (2) $150,000, determined at the sole discretion of the Company. The share purchase price is 94% of the lowest daily volume-weighted average price of Company stock for the 5 consecutive trading days beginning with the notice date and the ensuing four trading days. The Agreement is for a term of three years from the date of execution, or, if earlier, the sale of $5,000,000 or written notice to Dutchess by the Company. On September 4, 2014, the Company and Dutchess amended the agreement to require the Company to file a Registration Statement on Form S-1 (or other appropriate form) with the SEC covering any registrable securities that may be issued under the Investment Agreement within 30 days of the completion of the review of the Form 10 by the SEC. The Company was notified by the SEC of the completion of the SEC’s review on October 14, 2014. The Company must initially register for resale up to 10,000,000 shares of common stock, except to the extent that the SEC requires the share amount to be reduced as a condition of effectiveness.

On October 27, 2014, the Company received an additional $100,000 in proceeds from Wild Harp and DW Odell pursuant to the arrangements described in Note 4.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2014 and our audited consolidated financial statements for the year ended December 31, 2013, included in our Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on October 1, 2014.

This report contains forward-looking statements as defined under the federal securities laws. All statements other than statements of historical facts included in this report regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. Words such as “may,” “will,” “expect,” “might,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Actual results could vary materially from these forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions including, without limitation, those risks and uncertainties contained in the Risk Factors section of the Registration Statement on Form 10-12G. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Business Overview

We are a drug discovery and development company researching two core technologies: Targeted Peptide Technology, or TPT, which is currently our main focus, and Metabolic Disruption Technology, or MDT, which is our secondary focus. We have one drug research program in clinical stage, a MDT therapy, which helps, in combination, with other drugs to fight cancers with solid tumors in situations where the cancer is resistant to the initial cancer drug therapy. Our MDT trials were initially for ovarian cancer, but have since expanded to include other solid tumors, including those located in the breast, colon, liver, lung, and pancreas. Additionally, we have one drug research program in pre-clinical stages, a TPT therapy for HIV/AIDS using VG1177, our computationally designed peptide. This TPT therapy requires significant additional work before the commencement of clinical trials, including favorable animal toxicity study results and then regulatory review and approval of protocols, as well as additional financing.

Our research and development programs are based on technology that Dr. M. Karen Newell Rogers developed while working at the University of Colorado, the University of Vermont, and Texas A&M University. We hold the exclusive license to this technology. We have also collaborated with a multitude of scientists and clinicians at universities throughout the country, including Stanford University, Harvard University, and the Scott & White Healthcare Center, where we test TPT in inflammatory disease applications in which we believe TPT could have a benefit.

Plan of Operation

Current Studies

Physician’s IND Phase I study

Our Physician’s Investigational New Drug, or P-IND, Phase I clinical trial on late-stage patients with solid tumors is entering its fourth cohort with maximum dosing, and we are completing the analysis of the results of those trials. This trial is designed to assess the safety of a combination treatment using hydroxychloroquine, or HCQ, and a cancer drug sorafenib, which is currently marketed as NexavarTM. The combination treatment is designed to disrupt the metabolism of the cancer cells, making them more prone to the effects of sorafenib. To date, patients in the P-IND Phase I trial have not experienced unacceptable levels of toxicity. On March 14, 2014, we reported two clinical responses in cohort 3 with disease stabilization in a patient with four months of disease stabilization in a patient with metastatic ovarian cancer, which has spread throughout portions of the body, and five months of disease stabilization in a patient with triple-negative breast cancer, which is a type of cancer that does not express three genes that are key to traditional cancer treatment, making treatment more difficult. The final patient in cohort number 3 has stage IV, or metastatic, adenocarcinoma of the lung, which is a common form of lung cancer, and has four separate lung lesions. During the course of the study, the four lesions have all regressed about 20% in size. We hold the use patent for this combination treatment.

This study, funded in part by a grant of $1.5 million to the Scott and White Foundation, is being conducted at the Cancer Therapy and Research Center at the University of Texas Health Sciences Center at the San Antonio Institute for Drug Development, or CTRC, and Scott and White Hospital, or S&W, in Temple, Texas, under primary investigator, Dr. Tyler Curiel. The study is being carried out by physicians and scientists at the CTRC, with the close involvement of Dr. M. Karen Newell Rogers and a liaison employed by the Company to coordinate administration and communication. Also, the Institutional Review Board of the University of Texas Health Science Center San Antonio has approved further study to include all solid tumors, which include breast, colon, lung, liver, pancreatic, and other types of cancers.

VG1177

In October 2013, we contracted ITR Canada, Inc. to conduct IND-enabling animal safety studies with our patented peptide VG1177. We now expect these studies to conclude in early 2015. These animal safety studies are the next important step to move toward clinical trials.

Plans

With the completion of the P-IND Phase I study with the combination treatment for solid carcinomas, we anticipate a Phase II trial, though we presently do not have the funds to pursue this further development.

We have authorized and funded an animal study to develop our proprietary peptide VG1177, a series of studies that we believe will be complete in early 2015, and assuming adequate funding, we intend to initiate a Phase I study using an injectable form of VG1177 thereafter.

Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Impaired Asset Policy

We follow generally accepted accounting policies related to accounting for the impairment of long-lived assets. Long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operation.

Research and Development

We charge research and development expenses to operations as incurred.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Basic and Diluted Net Loss Per Share

We compute loss per share in accordance with generally accepted accounting principles, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. The treasury stock method is used to determine the dilutive effects of stock options and warrants. Dilutive loss per share is equal to the basic loss per share for the three and nine month periods ended September 30, 2014 and 2013 because common stock equivalents would have been anti-dilutive.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. We calculate fair value based on assumptions that market participants use in pricing the asset or liability, not on assumptions specific to our Company.

We measure the fair value based on whether values are observable in the market.

These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Our financial instruments consist of: cash, notes payable, accounts payable, accrued expenses, and accrued interest, convertible notes payable and various forms of convertible indebtedness. The carrying value of these financial instruments approximates their fair value based on their liquidity, their short-term nature or application of appropriate risk based discount rates to determine fair value. These financial assets and liabilities are valued using level 2 inputs, except for cash, which is at level 1.

Stock-Based Compensation

We record stock-based compensation by using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Concentration of Credit Risk

We have financial instruments that are exposed to concentrations of credit risk and consist primarily of cash. We maintain cash at certain financial institutions and, from time to time, these amounts are substantially in excess of Federal Deposit Insurance Corporation, or FDIC, insurance limits. We believe that these financial institutions are of high quality and the risk of loss is minimal. At December 31, 2013, we had cash balances in excess of FDIC limits of approximately $500,000.

Comparison of Fiscal Periods Ended September 30, 2014 and September 30, 2013

	Nine Months Ended September 30,
	2014			2013
EXPENSES:	Total	Non- Cash	All other	Total	Non- Cash	All other
Research and development	$975,864	$82,199	$893,665	$349,636	$4,500	$345,136
Management salaries and fees	780,625	–	780,625	489,307	3,900	485,407
Legal and professional	1,077,551	142,944	934,607	696,586	–	696,586
Consulting fees	37,629	4,500	33,129	152,915	800	152,115
General and administrative	730,502	538,393	192,109	84,649	–	84,649
Total operating expenses	$3,602,171	$768,036	$2,834,135	$1,773,093	$9,200	$1,763,893
Derivative (benefit) expense	$94,935	$94,935	$–	$2,098,134	$2,098,134	$–
Interest expense	$2,093,704	$2,093,704	$–	$502,875	$502,875	$–

	Three Months Ended September 30,
	2014			2013
EXPENSES:	Total	Non- Cash	All other	Total	Non- Cash	All other
Research and development	$339,881	$26,552	$313,329	$300,196	$1,500	$298,696
Management salaries and fees	214,376	–	214,376	259,425	1,300	258,125
Legal and professional	179,878	11,913	167,965	190,723	–	190,723
Consulting fees	–	–	–	50,415	–	50,415
General and administrative	64,637	3,560	61,077	52,873	–	52,873
Total operating expenses	$798,772	$42,025	$756,747	$853,632	$2,800	$850,832
Derivative (benefit) expense	$(414,895)	$(414,895)	$–	$633,000	$633,000	$–
Interest expense	$687,800	$687,800	$–	$71,672	$71,672	$–

Certain employee salaries and consulting fees are not paid in cash as incurred under the respective agreements, but are evidenced by unsecured convertible non-interest bearing notes due December 31, 2015. The holder may convert any amount of these notes prior to maturity at a 20% discount from the 20 day VWAP on the conversion date. All notes that remain outstanding on maturity are automatically convertible into common shares at a 20% discount from the 20 day VWAP upon maturity.

Revenue

We have not generated any revenue from product sales or royalties from product sales to date. We do not expect to earn revenues until we have received FDA approval to market our products, if that occurs.

Research and Development

Research and development expenses increased by 179% to $975,864 in the nine month period ended September 30, 2014 as compared to $349,636 in the same period in 2013. We incurred $526,181 in the nine months ended September 30, 2014 as compared to $122,738 in the same period in 2013 with respect to new testing being conducted for us by ITR Canada, under which payments began in the fourth quarter of 2013. Other expenditures consisted principally of compensation to consultants and advisors assisting in development of our licensed science. Also included were reimbursement of certain expenses related to the development of our licensed patents by the University of Texas, including fees for Dr. Newell’s services pursuant to a funding agreement with Dr. M. Karen Newell, Scott & White, a non-profit organization, and us. Non-cash expenses consisted of the fair value of common stock purchase options which was $59,136 in 2014 as compared to $4,500 in 2013. The increase is attributable to options granted and vested in the nine months ended September 30, 2014 pursuant to our 2013 Equity Incentive Plan adopted by our Board of Directors and approved by shareholders in December 2013.

General and Administrative Expenses

General and administrative expenses increased by 763% to $730,502 in the nine month period ended September 30, 2014 from $84,649 in the same period in 2013. In 2014 we incurred a non-cash charge of $538,133 in stock based compensation for the fair value of common stock options granted in the nine months ended September 30, 2014 pursuant to the 2013 Equity Incentive Plan as compared to $0 in 2013.

Interest Expense and Interest Income

Interest expense increased by 316% to $2,093,704 in the nine month period ended September 30, 2014 from $502,875 in the same period of 2013 or an increase of $1,590,829. The current period includes amortization of the debt discount associated with the valuation of warrants granted in connection with financing transactions of convertible debenture and warrants. Interest expense incurred is substantially all non-cash.

Derivative Expense

Derivative expense decreased by 95% to $94,935 for the nine months ended September 30, 2014 as compared to $2,098,134 for the comparable period of 2013. Derivative expense, a non-cash charge, consists principally of the fair valuation of certain discounts from market price of conversion features and the period to period changes in these amounts. These 2013 and 2014 amounts were principally attributable to amended and restated convertible promissory notes, modifications with DMBM and with respect to other transactions related to satisfactions of liabilities in shares, and in 2014, recognition of debt discount on financing transactions as financing costs.

Management Salaries

Management salaries, including fees, increased by 60% to $780,625 in the nine month period ended September 30, 2014 from $489,307 in the comparable period of 2013. This increase was largely due to $180,000 in fees for services incurred ($129,000 in 2013) in connection with the MedBridge Development Company, or MDC arrangement, and $381,250 ($125,000) in the three months ended September 30, 2013, inception of agreement) in executive services funded by the MedBridge Venture Fund financing, both of which originated after the 2013 first quarter.

Legal and Professional Fees

Legal and professional fees increased by 55% to $1,077,551 in the nine month period ended September 30, 2014 from $696,586 in the same period of 2013 or an increase of $380,965. This was principally due to increased legal, accounting and auditor fees related to our preparation and filing with the SEC of our Form 10, partially offset by a reduction in counsel fees incurred in registering patents and licenses of our licensed sciences with the SEC. Audit fees were $425,734 in the nine months ended September 30, 2014 as compared to $0 in the comparable period of the preceding year. Accounting consulting services of $238,834 (including stock based compensation) were incurred for the nine months ended September 30, 2014 as compared to $67,200 in the preceding period. Services in 2013 related to (i) intellectual property (ii) domestic and international patent protection filings regarding licensed technologies and (iii) OTC Markets filings and status, as well as other normal corporate legal matters. In the nine month period ended September 30, 2014, audit fees incurred in connection with audit procedures related to the Form 10 were substantially higher than fees incurred in the comparable period of the preceding year. Non-cash expense, included above, in 2014 in the amount of $142,944 related to the issuance of common stock for certain accounting services to a consultant and for legal fees.

Consulting Fees

Consulting fees decreased by 75% to $37,629 in the nine month period ended September 30, 2014 from $152,915 in the comparable period of 2013 or a decrease of $115,286, principally due to decreases for services related to investor relations and other expenses.

Net Loss

Our net loss attributable to common shareholders for the nine month period ended September 30, 2014 was $5,765,004 as compared to $4,342,399 for the comparable period of 2013. Operating expenses increased by 103% to $3,602,171 in the 2014 period as compared to $1,773,093 for the comparable period of 2013. Aggregate non-cash expenses incurred in the nine months ended September 30, 2014 approximated $2,834,000 as compared to $2,579,000 in the comparable period of 2013, an increase of $255,000.

Liquidity and Capital Resources

We reported a net loss attributable to common shareholders of $5,765,004 for the nine months ended September 30, 2014. At September 30, 2014, our accumulated deficit amounted to $105,544,317. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we can provide no assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of September 30, 2014, we had cash and cash equivalents of $53,842. Those funds have since been utilized. Subsequent to September 30, 2014, we received $100,000 from related parties as described in our unaudited financial statements included elsewhere herein. Since our inception, substantially all of our operations have been financed through sales of equity securities and various loans. The following are financing transactions pursuant to which we have received proceeds in the nine months ended September 30, 2014, or pursuant to which we may be contractually entitled to receive additional proceeds.

DMBM, Inc.

On July 1, 2013, DMBM, Inc. and the Company executed a Release and Settlement Agreement (“R & S”) modifying the conversion price of convertible debentures aggregating $135,000 issued or to be issued by the Company to JTL Enterprises Corp. (“JTL”) and acquired by DMBM. These debentures were given in partial consideration of services rendered by JTL for the period from January 2012 to June 30, 2013 (a total of $118,750) and thereafter (in the amount of $16,250). On April 1, 2012 we issued a convertible debenture to JTL for $54,750. On December 31, 2012, we issued a convertible debenture to JTL for $19,000. On June 30, 2013, we issued a convertible debenture to JTL for $21,000. On August 1, 2013, DMBM and JTL entered into note purchase agreements for these three convertible debentures, dated April 1, 2012, December 31, 2012 and June 30, 2013 for a series of cash payments made to JTL aggregating $94,750. On December 1, 2013, we issued a convertible debenture to JTL for $24,000. On December 1, 2013, DMBM and JTL entered into note purchase agreement for a cash payment made to JTL of $24,000. On December 31, 2013, we issued a convertible debenture to JTL for $11,250. On December 31, 2013, DMBM and JTL entered into note purchase agreement for a cash payment made to JTL of $11,250. On January 31, 2014, we issued a convertible debenture to JTL for $5,000. On January 1, 2014, DMBM and JTL entered into note purchase agreement for a cash payment made to JTL of $5,000. Through September 30, 2014 DMBM has made $121,500 in payments and is delinquent in its payment obligation for the remaining balance of $13,500. JTL has the right to demand that we make payments pursuant to the terms of the original notes. We have not received such demand. The R & S provides that in order to retire the debt we issue shares of common stock at the lower of $0.05 per share or at a discount of 30% from the average of the closing price for the 14 trading days prior to the date of conversion of the JTL notes acquired by DMBM. On September 11, 2014, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted $68,000 outstanding principal balance and received 1,360,000 common shares at $0.05 per share.

On September 15, 2013, we entered into a convertible promissory note and warrant purchase agreement with DMBM pursuant to which, through September 30, 2014, DMBM funded $220,000 in exchange for a convertible note, due September 15, 2015, with an interest at the rate of 8% per annum. Of the proceeds, $86,667 was received in 2013, and $133,333 was received in the nine month period ended September 30, 2014. DMBM received a warrant to purchase 880,000 shares of our common stock at $0.45 per share, exercisable for the period from the fourth year anniversary to the fifth year anniversary from the date of the agreement. The warrant includes a cashless exercise feature.

KED Consulting Group

On January 24, 2014, we entered into a convertible promissory note and warrant purchase agreement with KED Consulting Group, pursuant to which KED Consulting Group is obligated to provide $270,000 in funding at a rate of 8% interest per annum; $100,000 was paid directly in satisfaction of a Company vendor liability and $170,000 was paid to us in installments through September 30, 2014. KED Consulting Group received warrants to purchase 1,080,000 shares of common stock at $0.45 per share, upon execution of this agreement. The warrant is exercisable, in whole or in part, on or after the fourth anniversary of the issue date and up to the and including the fifth anniversary. The warrant includes a cashless exercise feature.

Other Financing Agreements

In March 2014, individuals holding $115,000 in convertible notes entered into convertible promissory notes at a rate of 8% interest per annum and warrant purchase agreements replacing their original notes with us, waiving accrued interest and any other defaults that may have existed as of that date. These individuals also received warrants to purchase 460,000 shares of common stock on execution of this agreement. We also received an additional $50,000 from another investor in the 2014 period under similar terms.

On August 22, 2014, we entered into a convertible promissory note and warrant purchase agreement with an individual, Hock Tiam Tay, an unrelated party, pursuant to which we received $50,000 in cash. In exchange, we issued a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of our common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on November 22, 2015, February 22, 2016, May 22, 2016 and August 22, 2016. The conversion price is $0.113 per share. The warrant has an exercise price of $0.85 per share and shall be exercisable from August 22, 2018 until August 22, 2019. The warrant has a cashless exercise feature.

Dutchess Opportunity Fund II, L.P.

On March 28, 2014, we entered into an Investment Agreement with Dutchess Opportunity Fund II L.P., whereby Dutchess Opportunity Fund may purchase up to that number of common shares having an aggregate purchase price of $5,000,000. Under terms of the agreement, we may, at our sole discretion, deliver a put notice to Dutchess Opportunity Fund stating the dollar amount of common shares which we intend to sell to Dutchess Opportunity Fund on a closing date. The maximum amount that Dutchess Opportunity Fund can be required to purchase at any one time shall be equal to (1) 200% of the average daily volume for the three trading days immediately preceding the formal date of the notice to Dutchess Opportunity Fund or (2) $150,000, determined at our sole discretion. The share purchase price is 94% of the lowest daily volume-weighted average price of our stock for the five consecutive trading days beginning with the notice date and the ensuing four trading days. The agreement is for a term of three years from the date of execution, or, if earlier, the sale of $5,000,000 or written notice to Dutchess Opportunity Fund by us. On September 4, 2014, we amended the agreement to require us to file a Registration Statement on Form S-1 (or other appropriate form) with the SEC covering and registering securities that may be issued under the agreement within 30 days of the completion of the review of the Form 10 by the SEC. We were notified by the SEC of the completion of the SEC’s review on October 14, 2014. We must initially register for resale up to 10,000,000 shares of common stock. This agreement will be effective on December 13, 2014, which is 60 days after the SEC completed its review of our Form 10 on October 14, 2014.

Related Party Financings

MedBridge Development Company

Effective March 18, 2013, we entered into a Strategic Collaboration Agreement, or SCA, with MedBridge Development Company, LLC, or MDC, pursuant to which MDC is providing funding and services to fund continuing research and development and operations and providing administrative assistance to us through March 31, 2015. Services valued at $20,000 per month, subject to adjustment, during the term are to be provided, as well as a line of credit providing $12,500 per month during the term. In the nine month period ended September 30, 2014, $180,000 in services and $112,500 in cash proceeds have been received. At September 30, 2014, $62,500 remains to be received in monthly proceeds, and an additional $200,000 at the discretion of MDC. MDC has conversion rights within thirty days of the end of each quarter during the term of the agreement. MDC is owned 42.66% by the Tynan Family Trust, of which our CEO and director, John Tynan is the trustee; 42.66% by our CFO and director, David Odell; 4.87% by EDK, LLC, which is managed by Edward Koke; 7.31% by West Beach Investments, LLC, which is managed by Steven Schott; and 2.5% by Ruth Loomer, an individual.

On August 27, 2014, we entered into a convertible promissory note and warrant purchase agreement with MDC, pursuant to which MDC provided us with $50,000 in cash. In exchange, we issued MDC a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of our common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on November 27, 2015, February 27, 2016, May 27, 2016 and August 27, 2016. The conversion price is $0.113 per share. The warrant has an exercise price of $0.85 per share and shall be exercisable from August 27, 2018 until August 27, 2019. The warrant has a cashless exercise feature.

MedBridge Venture Fund, LLC

Effective on July 13, 2013, we entered into a Convertible Promissory Note and Warrant Purchase Agreement with MedBridge Venture Fund, LLC, or MVF, pursuant to which MVF agreed to purchase a minimum of $250,000 and a maximum of $2,500,000 in convertible notes and warrants to purchase up to 10,000,000 common shares if all proceeds are received. The notes are convertible at $.0588 per common share, or a maximum of 42,517,000 shares if all proceeds are received. The notes bear interest at 8% per annum and mature September 15, 2015, and to the extent not converted prior to maturity, the outstanding amount of the notes and accrued interest will automatically be converted into common stock at a defined conversion price. However, in the event that we are in default at maturity, the balance due under the note would be payable in cash.

Through October 15, 2014, we have received $2,206,250 consisting of cash proceeds of $1,450,000 from MVF, $100,000 from an unrelated investor, and management services valued at $656,250 in exchange for which we issued convertible notes and warrants to MVF to purchase 8,425,000 common shares. Additional notes for monthly services to be provided by MVF from October 1, 2014 to January 12, 2015 valued by the parties at $78,750 and warrants to purchase an additional 315,000 shares of common stock, at a monthly rate stipulated in the agreement, are to be provided. The services to be provided by MVF include a management team with a President and CEO, Chief Operating Officer, Controller, grant application coordinator, finance administrative assistant and public relations resources. Through October 15, 2014, MVF converted $120,000 in principal at a defined conversion price of $0.0588 per share and received 2,040,817 common shares. If not earlier converted at MVF’s option, common shares will be issuable on conversion of these notes in total in four equal tranches (25% each) on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015. The warrants to purchase our common shares are exercisable at $0.45 per share, but not before 48 months and not after 60 months after the date of issuance. The warrants include a cashless exercise feature. MVF is co-managed by Wild Harp Holdings, LLC, which is 100% owned by our CEO and director, John Tynan, and DW Odell Company, LLC, which is 100% owned by our CFO and director, David Odell.

At September 30, 2014, we are also obligated to issue convertible notes to an unrelated party for proceeds received in the amount of $50,000 and warrants to purchase 200,000 common shares, under the same terms and conditions as the preceding transactions with MVF. This amount would be convertible into 850,340 common shares.

Best Investment Trust

On October 1, 2013, we entered into an unsecured note with Best Investment Trust, or BIT, formerly known as Best Investments, Inc., in the amount of $993,023, with interest at 5% per annum, due December 31, 2018. As a result of conversions to common stock, this balance was reduced to $63,952 on September 30, 2014. In addition, we issued an identical note in the amount of $63,375 to another individual who participated in the arrangement with BIT, which was converted into 292,808 common shares by the holder on March 3, 2014. This note was issued as a replacement and amendment of the secured revolving line of credit dated March 5, 2008 and subsequently assigned to BIT. All or any portion of the principal balance and accrued interest may be exchanged for Units, each unit consisting of one share of common stock and one warrant to purchase one share of voting common stock, at any time. In the nine month period ended September 30, 2014, an aggregate of $513,376 in principal was converted into 2,441,792 common shares and warrants to purchase an equal number of shares at 1.5 times the conversion prices. If not converted earlier, unpaid principal of $63,952 at September 30, 2014, plus accrued interest, due at maturity shall automatically be exchanged for Units based upon the exchange price upon maturity. BIT is controlled by Haig Keledjian, our Chairman of the Board, Vice President of Research and Development and Secretary.

Wild Harp Holdings, LLC

On July 9, 2014, we entered into a Convertible Promissory Note and Warrant Purchase Agreement with Wild Harp Holdings, LLC, pursuant to which Wild Harp Holdings is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued Wild Harp Holdings a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note shall be convertible at the option of Wild Harp Holdings in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount shall automatically be converted into shares of common stock using the same conversion ratio above.

On September 16, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.084.

On October 27, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

DW Odell Company, LLC

On July 9, 2014, we entered into a Convertible Promissory Note and Warrant Purchase Agreement with DW Odell, LLC, pursuant to which DW Odell is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued DW Odell a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note shall be convertible at the option of DW Odell in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount shall automatically be converted into shares of common stock using the same conversion ratio above.

On September 16, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.084.

On October 27, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Accordingly, our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended September 30, 2014.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On occasion, we may be involved in legal matters arising in the ordinary course of our business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of comprehensive loss.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our Registration Statement on Form 10, as filed with the SEC on October 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2014, we entered into a Services Agreement with JTL Enterprises Corp. for accounting services. On March 21, 2014, we issued 289,000 shares of common stock valued at $0.0588 per share to JTL Enterprises Corp. for partial consideration of services rendered January 1, 2014 to January 31, 2014. On April 16, 2014, we issued 335,000 shares valued at $0.0588 per share to JTL Enterprises Corp. for partial consideration of services rendered February 1, 2014 to February 28, 2014. On May 27, 2014, we issued 420,000 shares valued at $0.0588 per share to JTL Enterprises Corp. for partial consideration of services rendered April 1, 2014 to April 30, 2014. On May 28, 2014, we issued 241,000 shares valued at $0.0588 per share to JTL Enterprises Corp. for partial consideration of services rendered March 1, 2014 to March 30, 2014. On July 14, 2014, we issued 331,000 shares valued at $0.0588 per share to JTL Enterprises Corp. for partial consideration of services rendered May 1, 2014 to May 31, 2014. On August 8, 2014, we issued 106,000 shares valued at $0.0588 per share to JTL Enterprises Corp. for partial consideration of services rendered June 1, 2014 to June 30, 2014. On August 20, 2014, we issued 173,000 shares valued at $0.0588 per share to JTL Enterprises Corp. for partial consideration of services rendered July 1, 2014 to July 31, 2014. On October 3, 2014, we issued 135,000 shares valued at $0.0588 per share to JTL Enterprises Corp. for partial consideration of services rendered August 1, 2014 to August 31, 2014.

On March 3, 2014, we issued 2,481 shares of common stock valued at $12.00121 per share to Robert A Forrester for legal services rendered in October 2011.

On July 9, 2014, we entered into a Convertible Promissory Note and Warrant Purchase Agreement with Wild Harp Holdings, LLC, pursuant to which Wild Harp Holdings is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued Wild Harp Holdings a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note shall be convertible at the option of Wild Harp Holdings in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount shall automatically be converted into shares of common stock using the same conversion ratio above. In addition, we agreed to issue 50,000 shares of our Series B Preferred Stock to Wild Harp Holdings. John Tynan, our CEO, owns 100% of Wild Harp Holdings.

On July 9, 2014, we entered into a Convertible Promissory Note and Warrant Purchase Agreement with DW Odell, LLC, pursuant to which DW Odell is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued DW Odell a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note shall be convertible at the option of DW Odell in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount shall automatically be converted into shares of common stock using the same conversion ratio above. In addition, we agreed to issue 50,000 shares of our Series B Preferred Stock to DW Odell. David Odell, our CFO and director, owns 100% of DW Odell.

On July 19, 2014, we entered into the First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement with Wild Harp Holdings in order to remove all references to Series B Preferred Shares and removing the agreement to issue 50,000 shares of our Series B Preferred Stock. All other terms and conditions of the Convertible Promissory Note and Warrant Purchase Agreement remain unmodified and in full force and effect.

On July 19, 2014, we entered into the First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement with DW Odell Company in order to remove all references to Series B Preferred Shares and removing the agreement to issue 50,000 shares of our Series B Preferred Stock. All other terms and conditions of the Convertible Promissory Note and Warrant Purchase Agreement remain unmodified and in full force and effect.

On August 27, 2014, we entered into a convertible promissory note and warrant purchase agreement with MDC, pursuant to which MDC provided us $50,000 in cash. In exchange, we issued MDC a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of our common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on November 27, 2015, February 27, 2016, May 27, 2016 and August 27, 2016. The conversion price is $0.113 per share. The warrant has an exercise price of $0.85 per share and shall be exercisable from August 27, 2018 until August 27, 2019. The warrant has a cashless exercise feature.

On September 16, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.084.

On September 16, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant has the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.084.

On October 27, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

On October 27, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Subsequent Events

On March 28, 2014, we entered into an Investment Agreement with Dutchess Opportunity Fund II L.P. whereby Dutchess may purchase up to that number of common shares having an aggregate purchase price of $5,000,000. Under terms of the agreement, we may, at our sole discretion, deliver a put notice to Dutchess stating the dollar amount of common shares, which we intend to sell to Dutchess on a closing date. The maximum amount that Dutchess can be required to purchase at any one time shall be equal to (1) 200% of the average daily volume for the three trading days immediately preceding the formal date of the notice to Dutchess or (2) $150,000, determined at our sole discretion. The share purchase price is 94% of the lowest daily volume-weighted average price of Company stock for the five consecutive trading days beginning with the notice date and the ensuing four trading days. The agreement is for a term of three years from the date of execution, or, if earlier, the sale of $5,000,000 or written notice to Dutchess by us. On September 4, 2014, we amended the agreement to require us to file a Registration Statement on Form S-1 (or other appropriate form) with the SEC covering and registering securities that may be issued under the agreement within 30 days of the completion of the review of the Form 10 by the SEC. We were notified by the SEC of the completion of the SEC’s review on October 14, 2014. We must initially register for resale up to 10,000,000 shares of common stock. This agreement will be effective on December 13, 2014, which is 60 days after the SEC completed its review of our Form 10 on October 14, 2014.

On October 27, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

On October 27, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

Item 6.	Exhibits

Exhibit No	Description
2.1	Agreement and Plan of Merger dated June 30, 2004, including the Agreement of Merger attached as Exhibit B (included as exhibits 2.1 and 2.2 to the 8-K filed by Viral Genetics, Inc. September 28, 2004, and incorporated herein by reference).
3.1	Certificate of Incorporation, filed June 8, 1998 (included as exhibit 3.1 to the Form 10-SB filed by Viral Genetics, Inc. on July 29, 1999, and incorporated herein by reference).
3.2	Certificate of Amendment, filed April 22, 1999 (included as exhibit 3.2 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.3	Certificate of Amendment, effective November 20, 2001 (included as exhibit 3.2 to the 10-KSB field by Viral Genetics, Inc. on April 24, 2002, and incorporated herein by reference).
3.4	Certificate of Amendment, effective November 17, 2004 (included as exhibit 3.3 to the Form 10-KSB filed by Viral Genetics, Inc. on April 5, 2005, and incorporated herein by reference).
3.5	Certificate of Designation of Series A Preferred Stock, filed May 12, 2009 (included as exhibit 3.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment, filed May 13, 2009 (included as exhibit 3.8 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.7	Certificate of Amendment, filed January 3, 2011 (included as exhibit 3.5 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.8	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed August 22, 2012 (included as exhibit 3.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.9	Certificate of Amendment, filed October 22, 2012 (filed as Exhibit 3.9 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.1	Certificate of Amendment, filed November 13, 2012 (included as exhibit 3.10 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.11	Certificate of Amendment, filed March 18, 2014 (included as exhibit 3.11 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.12	Certificate of Amendment, effective July 15, 2014 (filed as Exhibit 3.12 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).

3.13	Certificate of Restatement and Integration of Articles of Incorporation, dated September 4, 2014 (filed as Exhibit 3.13 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.14	Amended and Restated Certificate of Designation of Series A Preferred Stock, dated September 4, 2014 (filed as Exhibit 3.14 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.15	Bylaws (included as exhibit 3.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.1	Consulting Services Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated July 1, 2006 (included as exhibit 10.128 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.2	Consulting Agreement between Viral Genetics, Inc. and Anthony Freda, Jr., dated September 14, 2007 (included as exhibit 10.1 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.3	Exclusive License Agreement by and between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (subsequently amended and restated) (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.4	Subscription Agreement between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (included as exhibit 10.4 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.5	Memorandum of Understanding dated November 30, 2007 by and among Viral Genetics, Inc., V-Clip Pharmaceuticals, Inc. and University License Equity Holdings, Inc. (included as exhibit 10.5 to the 8-K filed by Viral Genetics, Inc. on December 20th, 2007, and incorporated herein by reference).
10.6	Debt Restructuring Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.7	Security Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics Inc. on July 8th, 2008, and incorporated herein by reference).
10.8	Purchase Agreement between Viral Genetics, Inc. and Michael Capizzano, dated July 1, 2008 (included as exhibit 10.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.9	Subsidiary Guarantee dated March 5, 2008 (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.10	Business Marketing Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., aka Performance Profiler Quarterly, effective October 1, 2008 (included as exhibit 10.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.11	Agreement and Plan of Merger by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.12	Consent and Understanding by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.13	Extension and Amendment to Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective July 1, 2009 (included as exhibit 10.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.14	Exclusive License Agreement with the University of Colorado, dated August 25, 2009 (included as exhibit 10.13 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.15	Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated October 1, 2009 (included as exhibit 10.14 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.16	Exclusive License Agreement with the University of Colorado, dated November 30, 2009 (included as exhibit 10.15 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.17	Business Services Agreement between Viral Genetics, Inc. and John Michael Johnson, dated January 8, 2010 (included as exhibit 10.16 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.18	Extension Agreement between Viral Genetics, Inc. and Eric S. Rosenberg, dated February 3, 2010 and effective June 30, 2008 (included as exhibit 10.17 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.19	Consulting Services Extension Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated February 3, 2010 (included as exhibit 10.129 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.20	Promissory Note between Viral Genetics, Inc. and Wonderland Capital Corp., dated March 10, 2010 (included as exhibit 10.18 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.21	Lease Agreement between Viral Genetics, Inc. and Texas Life-Sciences Collaboration Center, commencing May 1, 2010 and expiring April 30, 2013 (included as exhibit 10.19 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.22	Subscription Agreement Between Viral Genetics, Inc. and Myron and Sandi Rosneaur, dated June 21, 2010 (included as exhibit 10.20 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.23	Subscription Agreement between Viral Genetics, Inc. and Myron and Sandi Rosenaur, dated June 28, 2010 (included as exhibit 10.21 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.24	Unsecured Convertible Note between Viral Genetics, Inc. and DMBM, dated July 1, 2010 (included as exhibit 10.22 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.25	Agreement to issue securities for services - SheehanBoyce, LLC, dated August 1, 2010 (included as exhibit 10.23 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.26	Agreement to issue securities for services - Patton Capital Corp., dated August 5, 2010 (included as exhibit 10.24 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.27	Subscription Agreement and Warrant Agreement between VG Life Sciences Inc. and Rodney Williams, dated August 17, 2010 (included as exhibit 10.25 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.28	Letter Agreement between Viral Genetics, Inc. and T. Joseph Natale, dated September 21, 2010 (included as exhibit 10.26 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.29	Letter Agreement between Viral Genetics, Inc. and David Odell, dated September 21, 2010 (included as exhibit 10.27 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.30	Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010 (included as exhibit 10.28 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.31	Agreement and Amendment to Convertible Debenture Issued by VG Life Sciences Inc. and held by DMBM Inc., dated February 2013 and effective October 19, 2010. (included as exhibit 10.29 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.32	Securities Purchase Agreement between the Viral Genetics, Inc., VG Energy, Inc., and John D. Lefebvre, dated October 20, 2010 (included as exhibit 10.30 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.33	Assignment between Viral Genetics, Inc. and MetaCytoLytics, Inc., dated October 28, 2010 (included as exhibit 10.31 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.34	Assignment between Viral Genetics, Inc. and VG Energy, Inc., dated October 28, 2010 (included as exhibit 10.32 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.35	Release and Settlement between Viral Genetics, Inc. and Michael Capizzano, dated December 8, 2010 (included as exhibit 10.33 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.36	Amendment to the Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010, effective December 28 2012 (included as exhibit 10.34 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.37	Consulting Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.35 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.38	Consulting Agreement between Viral Genetics, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.39	Consulting Agreement between Viral Genetics, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.40	Consulting Agreement between Viral Genetics, Inc. and Evan Newell, effective January 1, 2011 (included as exhibit 10.38 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.41	Consulting Agreement between Viral Genetics, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.39 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.42	Employment Agreement between Viral Genetics, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.40 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.43	Extension Agreement between Viral Genetics, Inc. and Leslie Z. Benet, effective January 1, 2011 (included as exhibit 10.41 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.44	Consulting Agreement between VG Energy, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.42 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.45	Consulting Agreement between VG Energy, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.43 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.46	Consulting Agreement between VG Energy, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.44 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.47	Consulting Agreement between VG Energy, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.45 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.48	Employment Agreement between VG Energy, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.46 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.49	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., effective January 1, 2011 (included as exhibit 10.47 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.50	Addendum to Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated January 1, 2011 (included as exhibit 10.48 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.51	Consulting Services agreement between Viral Genetics, Inc. and Martin E. Weisberg, dated January 26, 2011 (included as exhibit 10.49 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.52	Securities Purchase Agreement between the Company, Michael Binnion, and VG Energy, Inc., dated January 27, 2011 (included as exhibit 10.50 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.53	Purchase and Sale Agreement between Viral Genetics, Inc. and John Tynan, dated January 28, 2011 (included as exhibit 10.51 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.54	Purchase and Sale Agreement between Viral Genetics, Inc. and David Odell, dated January 31, 2011 (included as exhibit 10.52 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.55	Services Agreement between Viral Genetics, Inc. and Combustion Studios Inc., dated effective February 10, 2011 (included as exhibit 10.53 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.56	Release and Settlement Agreement between Viral Genetics, Inc. and University of Vermont - DMBM, Inc., dated March 1, 2011 (included as exhibit 10.54 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.57	Note Purchase agreement between Viral Genetics, Inc. and DMBM, Inc., dated March 10, 2011 (included as exhibit 10.55 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.58	Letter Agreement between Viral Genetics, Inc., DMBM, Inc., and Wonderland Capital Corp, dated May 25, 2011 (included as exhibit 10.56 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.59	Release and Settlement Agreement dated April 1, 2011 (University of Colorado) - DMBM, Inc. and Viral Genetics, Inc. (included as exhibit 10.57 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.60	Amending Agreement to agreement to issue securities for services - Patton Capital Corp., dated June 1, 2011 (included as exhibit 10.58 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.61	Amendment to Note Purchase Agreement between Viral Genetics, Inc. and DMBM Inc., dated October 6, 2011 (included as exhibit 10.59 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.62	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated October 25, 2011 (included as exhibit 10.60 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.63	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated November 3, 2011 (included as exhibit 10.61 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.64	Investment Advisory Services Agreement between Viral Genetics, Inc. and Research 2.0 Inc., dated December 12, 2011 (included as exhibit 10.62 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.65	Extension and Confirmation Agreement between Viral Genetics, Inc. and Richard Gerstner, dated December 15, 2011 (included as exhibit 10.63 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.66	Agreement to issue securities for services - Brett Mitchell, dated December 15, 2011 (included as exhibit 10.64 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.67	Extension and Confirmation Agreement between Viral Genetics, Inc. and Marshall C. Phelps, dated December 15, 2011 (included as exhibit 10.65 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.68	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc. dated January 1, 2011 (included as exhibit 10.66 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.69	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated January 27, 2012 (included as exhibit 10.67 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.70	Extension and Conversion Agreement between Viral Genetics, Inc. and Martin Eric Weisberg, dated January 30, 2012 (included as exhibit 10.68 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.71	Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.69 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.72	Extension of agreement to issue securities for services - Anthony Freda, dated February 6, 2012 (included as exhibit 10.70 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.73	Exclusive License Agreement with Texas A&M, dated February 14, 2012 (included as exhibit 10.71 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.74	Agreement to issue securities for services - C. Everett Koop, dated February 22, 2012 (included as exhibit 10.72 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.75	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated February 28, 2012 (included as exhibit 10.74 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.76	Subscription Agreement between Viral Genetics, Inc. and Mr. Robert Siegel, dated March 1, 2012 (included as exhibit 10.75 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.77	Transfer Agreement between Wonderland Capital Corp and DMBM, Inc., dated March 25, 2012 (included as exhibit 10.77 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.78	Promissory Note between Viral Genetics, Inc. and DMBM, Inc. dated March 25, 2011 (included as exhibit 10.78 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.79	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated March 30, 2012 (included as exhibit 10.79 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)

10.80*	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated April 1, 2012.
10.81	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated April 27, 2012 (included as exhibit 10.82 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.82	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated May 24, 2012 (included as exhibit 10.83 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.83	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated June 30, 2012 (included as exhibit 10.84 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.84	Convertible Debenture between Viral Genetics, Inc. and Robert Siegel, dated July 31, 2012 (included as exhibit 10.85 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.85	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated July 31, 2012 (included as exhibit 10.86 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.86	Convertible Debenture between the Viral Genetics, Inc. and Robert Siegel, dated August 11, 2012 (included as exhibit 10.87 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.87	Subscription Agreement between Viral Genetics, Inc. and Best Investments Trust, dated August 12, 2012 (included as exhibit 10.88 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.88	Convertible Debenture between Viral Genetics, Inc. and Ken Kopf, dated August 14, 2012 (included as exhibit 10.89 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.89	Manufacturing Agreement between VG Energy, Inc. and Eno Research & Consulting Services, LLC, dated September 5, 2012 (included as exhibit 10.91 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.90	Convertible Debenture between Viral Genetics, Inc. and Rod Williams, dated September 7, 2012 (included as exhibit 10.92 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference
10.91	Convertible Debenture between Viral Genetics, Inc. and David Odell, dated September 12, 2012 (included as exhibit 10.93 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.92	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated September 30, 2012 (included as exhibit 10.94 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.93	Convertible Debenture between Viral Genetics, Inc. and Morales Investment Trust, dated October 1, 2012 (included as exhibit 10.95 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.94	Convertible Debenture between Viral Genetics, Inc. and Sandra Valentine, dated October 2, 2012 (included as exhibit 10.96 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.95	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated October 31, 2012 (included as exhibit 10.97 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.96	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated November 30, 2012 (included as exhibit 10.98 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.97	Letter Agreement between VG Life Sciences Inc. and DMBM, Inc., dated December 2, 2012 (included as exhibit 10.99 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.98	Amended Convertible Debenture between VG Life Sciences Inc. and DMBM, Inc., dated December 13, 2012 (included as exhibit 10.100 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.99	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated December 23, 2012 (included as exhibit 10.101 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.100	Amendment between VG Life Sciences Inc. and Timothy and Thomas LLC, effective December 28, 2012 (included as exhibit 100.102 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.101	Addendum to the Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated December 31, 2012 (included as exhibit 10.103 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.102*	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2012.
10.103	Amended Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., effective January 1, 2013 (included as exhibit 10.104 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.104	Bluewater Advisory Group Consulting Agreement, dated January 1, 2013 (included as exhibit 10.105 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.105	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $3,535.00 (included as exhibit 10.106 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.106	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $20,300.00 (included as exhibit 10.107 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.107	Debenture Purchase Agreement between Timothy & Thomas, LLC and DMBM, Inc. dated February 15, 2013 (included as exhibit 10.108 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.108	Memorandum of Understanding between VG Life Sciences Inc. and MedBridge Development, LLC, dated March 18, 2013 (included as exhibit 10.109 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.109	Strategic Collaboration Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated March 18, 2013 (included as exhibit 10.110 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.110	Consulting Services Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated April 16, 2013 (included as exhibit 10.111 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.111	Strategic Alliance Agreement between VG Life Sciences Inc., VG Energy, Inc. and DAK Renewable Research related to the production of corn and subsequent oil studies, dated May 13, 2013 (included as exhibit 10.112 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.112	Convertible Debenture between VG Life Sciences Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.113 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.113*	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated June 30, 2013.

10.114	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated July 13, 2013 (included as exhibit 10.114 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.115	Consulting Services Contacts between VG Life Sciences Inc. and Chrysalis Pharma Partners, LLC, dated July 17, 2013 (included as exhibit 10.127 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.116*	Release and Settlement Agreement between VG Life Sciences Inc. and DMBM, Inc., dated as of July 1, 2013.
10.117	Exclusive license agreement with Scott & White Healthcare, dated July 18, 2013 (included as exhibit 10.115 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.118	Consulting Agreement between VG Life Sciences Inc. and Richard Tobin, dated August 1, 2013 (included as exhibit 10.128 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.119	Securities issued upon conversion of debt - Rodney Williams, dated August 25, 2013 (included as exhibit 10.116 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.120	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DMBM, Inc., dated September 15, 2013 (included as exhibit 10.117 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.121	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.118 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.122	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.119 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.123	Restatement and Amendment of Unsecured Note with Best Investment Trust, dated October 1, 2013 (included as exhibit 10.120 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.124	Five year 5% convertible note in the amount of $63,675.55, convertible in the amount of the VWAP for the 20 days preceding the date of conversion with Mary Sinanyan, dated October 1, 2013 (included as exhibit 10.121 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.125	Consulting Services Agreement between VG Life Sciences Inc. and Gary Musso, PhD, dated October 7, 2013 (included as exhibit 10.131 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.126	Consulting Services Agreement between VG Life Sciences Inc. and Catherine Strader, PhD, dated October 29, 2013 (included as exhibit 10.130 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.127*	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 1, 2013.

10.128*	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2013.
10.129	2013 Equity Incentive Plan for VG Life Sciences Inc., adopted December 20, 2013, approved by stockholders December 30, 2013 (included as exhibit 10.122 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.130	Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated January 1, 2014 (included as exhibit 10.132 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.131*	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated as of January 24, 2014.
10.132*	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated January 31, 2014.
10.133	Tg IT, Inc. d/b/a Anchor Point IT Solutions Memorandum of Understanding, dated February 1, 2014 (included as exhibit 10.123 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.134	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 1, 2014 (included as exhibit 10.124 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.135	Convertible Promissory Note between VG Life Sciences Inc. and KED Consulting Group, LLC, dated March 1, 2014 (included as exhibit 10.125 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.136	Investment Agreement with Dutchess Opportunity Fund II L.P. dated March 28, 2014 (included as exhibit 10.126 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.137	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 (included as exhibit 10.129 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.138	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 (included as exhibit 10.130 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.139	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.131 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.140	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.132 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.141	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated August 27, 2014 (included as exhibit 10.133 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).

10.142	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated September 4, 2014 (included as exhibit 10.134 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.143*	Notice of Conversion between VG Life Sciences Inc. and DMBM Inc., dated September 11, 2014, for conversion under the Note Purchase Agreements dated August 1, 2013, December 1, 2013, and January 31, 2014.
10.144	Convertible Promissory Note issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.135 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.145	Warrant issued September 16, 2014 to DW Odell Company (included as exhibit 10.136 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.146	Convertible Promissory Note issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.137 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.147	Warrant issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.138 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference)
10.148*	Convertible Promissory Note issued October 27, 2014 to DW Odell Company, LLC.
10.149*	Warrant issued October 27, 2014 to DW Odell Company.
10.150*	Convertible Promissory Note issued October 27, 2014 to Wild Harp Holdings, LLC.
10.151*	Warrant issued October 27, 2014 to Wild Harp Holdings, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase .

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VG LIFE SCIENCES INC.
Date: November 13, 2014	By:	/s/ John Tynan
John Tynan Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ David Odell
David Odell
Chief Financial Officer
(Principal Financial Officer, and
Principal Accounting Officer)

