Form 10-K
period 2014-12-31
VG Life Sciences Inc.
filed 2015-04-15
CIK 1091326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

[_]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-26875

VG LIFE SCIENCES INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0814123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Gray Avenue, Suite 200, Santa Barbara, CA	93101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (805) 879-9000

Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:	Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2014, the last business day of the registrant’s fiscal year, was approximately $1,264,714 based on 18,067,342 shares of the registrant’s common stock held by non-affiliates on December 31, 2014 at the closing price of $0.07 per share. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 10, 2015, the number of outstanding shares of the registrant's common stock was 61,584,929.

DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

VG Life SCIENCES Inc.

FORM 10-K

For the Year Ended December 31, 2014

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains certain forward-looking statements as defined under the federal securities laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions, including, but without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1. BUSINESS.

Overview

We are a drug discovery and development company researching two core technologies: Targeted Peptide Technology, or TPT, which is currently our main focus, and Metabolic Disruption Technology, or MDT, which is our secondary focus.

Our research indicates that our TPT therapies may be useful in treating autoimmune diseases, or diseases that trigger the body’s immune system when doing so is not necessary. Certain molecular patterns displayed on the surface of all cells allow the immune system to distinguish the body’s own cells, or self-cells, from foreign cells, or non-self-cells, as well as to distinguish between healthy cells and infected cells. When a given cell displays a non-self-molecular pattern, that pattern alerts the immune system to the presence of pathogen(s) and provides an identity of the pathogen(s). This recognition of foreign markers initiates an immune response: acute inflammation followed by targeted destruction of invaders and of compromised self-cells. When non-infected, healthy self-cells are inappropriately targeted by the immune system, the resulting conditions, effects, and symptoms are termed chronic inflammatory and autoimmune diseases. Current therapies that combat these immune disorders generally focus on eliminating pro-inflammatory cells and/or their pro-inflammatory signals. Such therapies may be non-specific and immunosuppressive, weakening a patient’s ability to fight secondary infections. We believe we have produced a peptide, which is a small segment of protein that may selectively eliminate certain pro-inflammatory immune system cells that play a key role in inflammatory and autoimmune conditions. Our TPT therapy, which uses this peptide, requires significant additional work before the commencement of clinical trials, including favorable animal toxicity study results and then regulatory review and approval of protocols. We believe TPT could potentially be a significant discovery for patients who battle the symptoms of these largely untreatable autoimmune diseases.

Additionally, we have one drug research program in clinical stage, which is a MDT therapy that helps, in combination with other drugs, to fight cancers with solid tumors in situations where the cancer is resistant to the initial cancer drug therapy. Our MDT trial was initially for ovarian cancer, but has since expanded to include other solid tumors, including those located in the breast, colon, liver, lung, and pancreas. Currently, we do not have sufficient funding to complete this work and plan to seek additional funding.

Our research and development programs are based on technology that was developed by Dr. M. Karen Newell Rogers, for which we have an exclusive license, while working at the University of Colorado, the University of Vermont, and Texas A&M University. Through Dr. Rogers and the universities for whom she has worked, we have collaborated with:

•	Stanford University on the role of invariant chain, a peptide chain important for antigen presentation in specific immunity, in CLIP presentation and in inflammatory processes, the defense of the body from perceived non-self-cells as a general concept, from October 2013 to present;

•	Scott & White Healthcare Center on pre-eclampsia and high blood pressure from March 2010 to present; and

•	Texas A&M University on multiple sclerosis from September 2014 to present, on pre-eclampsia from June 2013 to present, and traumatic brain injury from January 2013 to present.

History of Our Technology

Prior to our acquisition of Viral Genetics in 2001, Viral Genetics had acquired the right to use certain technology, called Thymus Nuclear Protein, or TNP, through license agreements. Viral Genetics believed TNP to be useful in ameliorating HIV/AIDS, autoimmune conditions and immunological deficiency. Viral Genetics stopped studying TNP in 2007 when we entered into agreements with the University of Colorado, Dr. Newell Rogers, Texas A&M University and Scott & White Healthcare related to the licensing of TPT. We believe Dr. Newell Rogers’s work provides the scientific theory and explanation of the biological mechanism behind TNP and pointed the direction for developing other autoimmune applications that had been indicated in a prior TNP study.

In 2009, we acquired an exclusive worldwide license to a body of patents and patent applications underlying the use of Metabolic Disruption Technology, or MDT, compounds in the treatment of cancers that were developed by Dr. Newell Rogers, and are owned by the University of Colorado and the University of Vermont. We believe MDT technology interferes with cancer cells’ ability to get the energy they need, making them more susceptible to chemotherapy and radiation and more visible and vulnerable to the body’s own immune system.

There are hundreds of existing cancer treatments that could potentially be used successfully in combination with MDT compounds. All cells, including cancer cells, need energy to continue functioning. MDT compounds interfere with target cells' methods for obtaining the energy they need to function. Such methods for obtaining energy are called metabolic processes. In order to get energy, cells may undergo a process called autophagy, or self-eating, where the cells consume themselves in order to continue to function. This process is particularly relevant to cancer cells, which are very energy intensive due to their short cell cycle and rapid proliferation. We believe our MDT compounds interrupt the cancer cells’ metabolic processes, ultimately weakening them to other cancer therapies or killing them outright. We are currently studying the efficacy of an MDT compound called hydroxychloroquine in combination with an existing drug, called sorafenib, which is marketed as Nexavar®, on solid tumors, including those located in the breast, liver, ovaries and pancreas. MDT compounds do not work on their own to treat cancerous tumors, but we believe they disrupt cellular metabolism, weakening the cancerous cells and making them more susceptible to the mechanism of a given cancer therapy.

Our Subsidiaries

VG Energy, Inc.

In 2010, we established a subsidiary, VG Energy, Inc. We currently own 81.65% of the common and preferred shares of VG Energy. The subsidiary was established to develop non-pharmaceutical applications of our science for use in the augmentation of oils that could be refined into diesel and other transportation fuels, as well as into high-value edible, cosmetic and nutraceutical oils. We have demonstrated in the lab that the same techniques used in our medical research increase oil yields of other plant and plant-like cells, as well as fungi, including yeast, corn, palm, soy and pea. While we believe that VG Energy could develop viable products, we are not investing resources in this subsidiary so we can focus our efforts on our drug development programs.

MetaCytoLitics, Inc.

On July 27, 2009, we formed the subsidiary, MetaCytoLytics, Inc. to study the use of MDT in the treatment of cancerous tumors. This subsidiary is largely inactive now and we are conducting MDT research through our own efforts.

Our Vision

The primary focus of our business is pharmaceutical and medical applications of our science. We are engaged in the research and development of drugs and disease treatments using two platform technologies, Targeted Peptide Technology, or TPT, and Metabolic Disruption Technology, or MDT. A portion of pharmaceutical research conducted for the benefit of our licensed MDT and TPT technologies is funded through grants and other outside funding provided to the lab of Dr. M. Karen Newell Rogers. These grants include (a) two grants totaling $200,000 and paid in two installments in February 2009 and January 2012 from Time for Lyme, Inc., and Turn the Corner Foundation, of which approximately 40% benefited our TPT program and (b) a single $1,500,000 grant from the Scott & White Foundation in January 2011, of which approximately 20% benefited our MDT program. The remainder of the funding comes from our fundraising efforts.

Targeted Peptide Technology, or TPT

Our Targeted Peptide Technology, or TPT, targets the body’s immune cells and seems to explain the mechanism behind some autoimmune diseases while presenting a possible solution. Our current, second generation TPT compound is called VG1177.

Autoimmune diseases occur when the immune system attacks the body’s own cells, mistaking them for pathogens. In some cases, this confusion can arise from an initial infection, where the pathogen possesses antigens similar to tissue in the body, such as in Coxsackie induced myocarditis or chronic Lyme disease. Additionally, the immune system can be activated non-specifically, that is, it mounts a chronic inflammatory response without a target. When non-infected, healthy self-cells are inappropriately targeted by the immune system, the resulting conditions, effects, and symptoms are termed chronic inflammatory and autoimmune diseases.

Certain molecular patterns displayed on all cell surfaces allow the immune system to distinguish self from non-self-cells as well as healthy cells from infected cells. When a given cell displays a non-self-molecular pattern, that pattern alerts the immune system to the presence of pathogen(s) and provides an identity of the pathogen(s). This recognition of foreign markers initiates an immune response: acute inflammation followed by targeted destruction of invaders and of compromised self-cells.

Certain cells in the body ingest foreign, damaged or infected cells and then produce a receptor on the cells surface, called Major Histocompatibility Complex II, or MHC-II receptor. The MHC-II receptor allows other immune cells, called T-cells, to identify the foreign, damaged or infected cell and cause the cell’s death, eliminating the threat and stopping the immune response.

Our research indicates that the self-peptide called Class II-associated invariant chain peptide, or CLIP, can fit into MHC-II receptors, preventing T-cells from recognizing the antigen-less MHC-II receptor, that is, an MHC-II receptor that is displayed outside the cell without a protein fragment, and inducing cell death. This disruption prolongs a chronic, non-specific immune activation. Our research also indicates that these CLIP+ immune cells have increased pro-inflammatory characteristics.

We believe TPT can work by displacing the “armor” of CLIP from its place in an extracellular MHC-II receptor. We believe VG1177 will out-compete CLIP for the MHC-II groove because it is designed to have a higher binding coefficient than CLIP, effectively displacing CLIP and producing the desired anti-inflammatory therapeutic effect.

TPT, in a general sense, is related to discovering receptor-mediated pathways, pathways that can be found using receptors that other cells can bind to and designing peptides that can augment how those receptors function. These peptides, synthesized by our research team, have been engineered to work nearly universally in everyone’s MHC-II receptors. We expect our TPT drug compounds to enable the body to destroy the cells that help trigger the symptoms of autoimmune diseases.

We also believe that various other conditions, such as Lyme disease, traumatic brain injury, hypertension, preeclampsia, glioblastoma, Type I and Type II diabetes, Crohn’s disease, ulcerative colitis, lymphedema, staphylococcus, streptococcus, and sepsis infection, multiple sclerosis, transplant rejection, and Pediatric Autoimmune Neuropsychiatric Disorders, or PANDAS, may be treatable using TPT. However, we have not and do not currently plan to expend any significant funds to explore these applications.

Metabolic Disruption Technology, or MDT

Our Metabolic Disruption Technology, or MDT, program may be used in combination with a variety of existing drugs and compounds to treat drug resistant cancers. MDT compounds manipulate target cells' methods for obtaining the energy they need to function, weakening the drug resistant cancer cells so that the cancer cells are more sensitive to the cancer treatment.

We believe a growing body of research indicates that interfering with cell metabolism could be the key to targeting cancer cells. Our research shows the way a cell metabolizes its sources of energy appears to determine whether it will survive the most common treatments for cancer chemotherapy and radiation. Cells that rely on glucose or sugar for fuel are easily damaged and killed. Cells that can change their metabolic strategy to use lipids can become deadly. They continue to survive and even thrive during cancer treatments, thereby assisting in the development of drug resistant tumors that can become lethal to their victims.

Every cell in the body produces, consumes, and stores energy using a distinct metabolic strategy to perform its normal functions. Each cell can use carbohydrate, protein, or fat in different proportions to insure that the cell has sufficient energy. The cell’s choice of fuel, i.e. the cell’s metabolic strategy, will change depending on its activation or differentiation state as well as its environment. For example, a cell that is dividing has different energy demands than one that is non-dividing and, thus, must employ an alternative metabolic strategy.

Due to the fact that, in general, cancer cells grow very rapidly, cancer cells have very high energy demands. We have learned that some of the mechanisms the tumor cells use to meet their energy demands are unique to the tumor cell and are not used by normal cells, suggesting that those specific pathways could make clinically relevant therapeutic targets. As a result, our research now indicates that when the tumor cells’ specific energy strategies are interrupted with “metabolic disrupting” agents, the consequences are two-fold: the cancer cells can no longer generate energy needed to survive and the disruption of the intracellular energy levels reduces their ability to repair damage from other cytotoxic agents, resulting in a much greater sensitivity to chemotherapy and radiation.

Tumor cells exhibit at least two generalizable metabolic features that we have chosen as selective targets: high rate glycolysis, which is the process of breaking down glucose to smaller carbon-containing units in the intracellular fluid of the cell, and fatty acid oxidation, the process of breaking fats down to smaller carbon containing units in the cell’s powerhouse, the mitochondria. The preferential use of fatty acid oxidation in drug resistant cells is a particularly important focus of our therapeutic strategy because drug resistance, either acquired through drug treatment or inherent drug resistance, is the leading cause of death for cancer patients. For all of these reasons, our initial clinical compounds are comprised of pharmaceutical compositions that interfere with various aspects of high rate glycolysis and fatty acid oxidation.

Our research indicates that we are capable of interfering with the metabolic strategy of both drug sensitive and multi-drug resistant tumor cells. Our studies both in vitro and in tumor-bearing mice have demonstrated a lack of toxicity and impressive therapeutic activity of some compounds in multi-drug resistant cancer cells and an even more potent effect on both drug sensitive and drug resistant tumor cells when used in combinations. In addition, certain compounds have striking therapeutic activity in tumor-bearing mice when used together, or in conjunction with, standard chemotherapy.

Doctors at Scott & White Healthcare in Temple, Texas, and the Cancer Therapy and Research Center at the University of Texas at San Antonio, have completed a Phase I Physician’s IND trial, for patients with solid tumors utilizing an MDT compound, called hydroxychloroquine, in combination with an existing cancer drug, called sorafenib, which is marketed as Nexavar®. Our MDT trials initially were only for ovarian cancer, but have since expanded to include other solid tumors, including those located in the breast, colon, liver, lung, and pancreas. We are currently reviewing our options, including an expanded Phase I Physician’s IND with a large 5th cohort of patients at maximum dosage or a Phase II trial. However, we have not expended any significant funds to explore these applications, nor we do not have funds on hand to explore these applications.

A phase I study may be conducted at a clinical trial location in healthy patients, or it may be administered to patients suffering with the targeted indication by a physician, where the latter becomes a physician investigational new drug trial, or P-IND. An IND refers to the molecular entity or entities not yet approved for a given indication or indications. Any plan to use the specific entity or entities must be approved by the FDA prior to initiation. A clinical protocol may be exempted from IND approval procedures if the following conditions are met:

•	The investigation is not intended to be reported to the FDA as a well-controlled study in support of a new indication for use, nor intended to support any other significant change in labeling for the drug;

•	The investigation is not intended to support a significant change in the advertising for a prescription drug product;

•	The investigation does not involve a change in route of administration, dosage level, or patient population, or other factors that significantly increase the risks (or decreases the acceptability of risks) associated with use of the drug product;

•	The investigation is conducted in compliance with the requirements for Institutional Review Board approval. Institutional Review Boards review studies that are conducted with human subjects to ensure that there is oversight of such research and that such research is conducted with the appropriate precautions and all subjects are given informed voluntary consent before participating in the study; and

•	The investigation may not represent that the drug being studied is safe or effective, nor may it be commercially distributed, for the purposes for which it is under investigation.

The current clinical protocol was exempted from IND regulations on May 4, 2012, which means that an IND approval was not needed prior to study commencement, and with the receipt of the notification, the study could commence. We are the sponsor of the trial and Dr. Tyler Curiel is the primary investigator. The subject of the protocol is a hydroxychloroquine and sorafenib combination as a treatment for all solid tumors in patients that have failed first line cancer therapies.

We hold an exclusive license for the patent application for this MDT combination treatment. Since its inception in July 2012, the trial has been expanded to encompass solid tumors, including breast, colon, lung, liver, and pancreatic cancers. We are in the process of completing our Phase I Physician’s IND study utilizing MDT as a combination therapy. The goal with this treatment is to weaken the drug resistant cancer cells so that they may be sensitized to other treatments as well as becoming vulnerable to the body’s immune system.

Product Candidates

Currently, we have one pre-clinical product candidate and one clinical-stage product candidate. Our clinical-stage product candidate is an MDT therapy, which helps, in combination with other drugs, to fight cancers with solid tumors in situations where the cancer is resistant to the initial cancer drug therapy. Our MDT trial was initially for ovarian cancer, but has since expanded to include other solid tumors, including those located in the breast, colon, liver, lung, and pancreas. Our pre-clinical product candidate is a TPT therapy for HIV/AIDS using our computationally designed peptide known as VG1177. The success of our business is primarily dependent upon our ability to discover or acquire rights to products, and to develop and commercialize our product candidates.

TPT for HIV/AIDS

VG1177 is a proprietary, computationally designed anti-inflammatory peptide with a wide range of potential applications. Currently, we are devoting most of our resources to develop VG1177 for the treatment of HIV/AIDS. We believe VG1177 prevents the survival of pro-inflammatory cells under conditions where inflammation is unwanted, thereby allowing the body’s natural containment systems to provide protection from harm, which has implications for chronic inflammatory conditions and autoimmune and infectious diseases. We began animal toxicity studies in November 2013 and we engaged ITR Laboratories in Montreal, Canada to complete the safety studies. These toxicity studies are the prerequisite step before beginning a Phase I clinical trial. We expect these safety results in early 2015. We have engaged an additional team of industry consultants to guide us through this pivotal, pre-FDA planning stage with a specific focus on drug formulation, on-site inspections, clinical creation and other aspects of clinical planning. This group of advisors includes:

Chrysalis Pharma Partners:

o	Jim MacDonald, PhD, provides over 40 years of experience working with Merck, Schering-Plough as the head of toxicology departments. He is a key advisor in the design and execution of our IND-enabling program and received his PhD in Toxicology from the University of Cincinnati.

o	Shelley Ching, PhD, DVM, provides over 20 years of experience as a pathologist and animal toxicity program manager. She is an expert in navigating the language and process of Clinical Research Organizers, or CROs, as well as assessing and critiquing protocol details to maximize the value of each of our studies. She received her PhD in Pathology from Colorado State University and her DVM from the University of Georgia.

o	John Stubbs, PhD, provides over 35 years of experience with Beecham and Merck, Merck, and Johnson & Johnson. He advises us regarding design and assessment of the LCMS-MS assay, as well as pharmacokinetic data produced by our third party animal toxicity group. He received his PhD in Bioanalytical Chemistry and Drug Metabolism from the University of London’s School of Pharmacy.

o	Russ Hensel, PhD, provides over 30 years of experience with Rhone-Poulenc Rorer, Covance Laboratories, Johnson & Johnson, and Tandem Labs. He designs and assesses pharmacokinetic data produced by our third party animal toxicity group. He received his PhD in Analytical Chemistry from Drexel University.

Advisors we Independently Contract with:

o	Dr. Eric Rosenberg, an Associate Professor of Medicine at Harvard Medical School, advises us on questions related to HIV research. He has an extensive background studying HIV and is best known for his research on early HIV infection, with findings published and highly cited in journals, including Science and Nature. Dr. Rosenberg has been co-chair, co-principal investigator, and principal investigator of clinical trials focused on HIV treatment. He received his MD from the Mount Sinai School of Medicine in New York and completed his residency in Internal Medicine at the University of North Carolina.

o	Catherine Strader, PhD, provides over 35 years of experience working with Merck, Schering-Plough as a Senior Vice President of Science and Technology. She is instrumental in identifying and engaging the critical paths to advancing VG1177 from a concept to treatment.

o	Gary Musso, PhD, provides over 25 years of experience with Big Pharma at Salk Institute of Biotechnology, Alkermes Inc., Praecis Pharmaceutics, and Proteolix/Only Pharmaceuticals. He designed a suitable formulation that can be taken into clinical trials and advises us in general capacities. He received his PhD in Bio-Organic Chemistry from the University of Chicago.

MDT Compound for Drug Resistant Cancer called Hydroxychloroquine

Hydroxychloroquine is a MDT compound that can be used, in combination with other cancer drugs, such as sorafenib, which is marketed as Nexavar®, to treat drug resistant cancer. We hold a license to a pending patent application for the combination treatment. In 2012, doctors at Scott & White Healthcare and the Cancer Therapy Research at Texas A&M University began conducting a Phase I Physician’s IND trial for patients with late stage ovarian cancer using this MDT combination treatment. The trial has progressed to encompass solid tumors, including; breast, colon, lung, liver and pancreatic cancers. Our Physician-IND Phase I Study is testing the tolerability and toxicity of our patented technology in patients with advanced stage solid tumors. The study, which is ongoing in patients with solid tumors that do not respond to treatment or have returned after a period of improvement, examines the safety and efficacy of hydroxychloroquine, or HCQ, in combination with sorafenib, marketed as Nexavar®, which was co-developed by Bayer AG and Onyx Pharmaceuticals.

The study is designed with four cohorts, three cycles of administration in each cohort and four different patients in each cohort. Thus there are 16 total patients targeted to complete the trial. Sorafenib and HCQ are FDA approved and thus the study is testing the drugs in combination for safety and toxicity. The dosing for each cohort is as follows:

Cohort Number	SORAFENIB	HCQ
1	400 mg	200 mg
2	600 mg	200 mg
3	800 mg	200 mg
4	800 mg	400 mg

As a Phase I study, the investigators are primarily testing for safety, but are also testing for efficacy in reducing tumor mass or stunting tumor growth. No patients have been dropped from the study for toxicity. The primary investigator reported two clinical responses in cohort number 3 with four months of disease stabilization in a patient with metastatic ovarian cancer, which has spread throughout portions of the body, and five months of disease stabilization in a patient with triple-negative breast cancer, which is a type of cancer that does not express three genes that are key to traditional cancer treatment, making treatment more difficult. The final patient in cohort number 3 has stage IV, or metastatic, adenocarcinoma of the lung, which is a common form of lung cancer, and has four separate lung lesions. During the course of the study, the four lesions have all regressed about 20% in size. This study is being conducted at the Cancer Therapy and Research Center at the University of Texas Health Sciences Center at San Antonio. The primary investigator is medical oncologist Dr. Tyler Curiel, M.D., MPH and is based on the research of Dr. M. Karen Newell Rogers, PhD, our Chief Scientific Advisor. In March 2014, the University of Texas Data Safety Monitoring Committee approved an expansion to cohort number 4. In the final cohort, the trial is at maximum sorafenib plus maximum HCQ. Cohort number 4 has enrolled and finished dosing, and the treatment was well-tolerated in all patients. With the conclusion of cohort 4 dosing, we have completed the Phase I trial as outlined in the clinical plan, though one patient remains on the treatment who has maintained her partial clinical response by RECIST criteria which is a set of physician-published rules to evaluate tumor response to a given treatment.

We are actively planning for either an expanded Physician’s IND Phase I study or a Phase II study, but we do not have the capital to fund a Phase II study at present.

Intellectual Property

We seek to protect our novel compounds, cloned targets, expressed proteins, assays, organic synthetic processes, screening technology and other technologies by, among other things, filing, or causing to be filed on our behalf, patent applications. Except as specifically noted below, the patent rights described below may be subject to potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. We control over 40 U.S. and foreign patents and/or pending patent applications through licensing agreements with universities, as well as Scott & White Healthcare. As of March 26, 2015, we, along with our subsidiaries, own or co-own 2 pending U.S. patent applications, and 3 pending foreign patent applications.

Patent Applications we own or co-own

Patent Title	Country	Application No.	Earliest Non-provisional priority date	Expiration Date (2)	Type of Patent Protection
Clip Inhibitors and Methods of Modulating Immune Function	Canada	2737146	7/23/2009	7/23/2029	Use and composition
Clip Inhibitors and Methods of Modulating Immune Function	European Patent (1)	EP20130155864	07/23/2009	07/23/2029	Use
Plant Viral Vaccine and Therapeutics	United States	14/346214	9/21/2012	7/23/2032	Use and composition
Methods and Products for Treating Preeclampsia and Modulating Blood Pressure	Canada	2862491	11/30/2012	11/30/2032	Use
Methods and Products for Treating Preeclampsia and Modulating Blood Pressure	United States	14/362157	06/02/2014	11/30/2032	Use

_______________

(1)	A European patent refers to patents granted under the European Patent Convention. The European Patent Convention allows for unified filing of a patent application with the European Patent Office. The applicant may designate any of the countries, who are a party to the convention, in which the applicant seeks protection. There are 38 countries that are parties to the European Patent Convention. Each of the designated countries must confirm the patent. Once granted, a European patent comes into existence as a group of national patents in each of the designated countries.

(2)	The expiration dates of pending U.S. patent applications do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent or any terminal disclaimers that may be filed in the future.

The rights we consider significant in relation to our business as a whole are covered by two exclusive license agreements we entered into with the University of Colorado, one of which pertains to patents and patent applications concerning TPT, referred to as the CLIP License, and the other concerning MDT, referred to as the Metabolic Distribution License. Through institutional agreements between the University of Colorado and the University of Vermont, patent rights held by the University of Vermont, where an inventor on the University of Vermont patents, Dr. Newell Rogers, was employed, are also included in our exclusive license to the MDT. We also hold licenses from Texas A&M University and Scott & White Healthcare, referenced as the S & W License. These licenses grant us a worldwide exclusive license to the patents and require us to make certain royalty and milestone payments, as specified below.

Clip License

On August 25, 2009, we entered into a worldwide exclusive license agreement with the University of Colorado granting us rights to patents, patent applications, and technologies developed by Dr. Newell Rogers and owned by the University of Colorado. The termination provisions of the agreement allow us to terminate the agreement in its entirety if we:

(1) Pay all amounts due as well as all non-cancelable costs to the University of Colorado through the termination date;

(2) Submit final payments with interest equal to the lesser of one percent per month compounded, or the maximum interest rate allowed by law, and a final report;

(3) Return any confidential materials provided to us by the University of Colorado in connection with the agreement;

(4) Suspend our use and sales of the licensed product(s) and licensed process(es) covered by the agreement; provided however, that subject to making certain payments and furnishing certain reports as specified in the agreement, we may, for a period of ninety (90) days after the effective date of such termination, sell all licensed products which may be in inventory; and

(5) Provide the University of Colorado the right to access any regulatory information filed with any U.S. or foreign government agency with respect to licensed products and licensed processes.

The termination provisions of the agreement also allows us to terminate the agreement in its entirety if the University of Colorado:

(1) Is delinquent on any report or payment that is not in dispute; is in breach of the diligence obligations described in the agreement, including the milestone requirements and such missed milestone, which is not otherwise excused pursuant to the terms of the agreement; provides any false report, as specified in the agreement, breaching any dispute resolution of the agreement, or is in breach of any other material provision of the agreement, and fails to cure any of these circumstances within 30 days of the University of Colorado's written notice to us;

(2) Violates any laws or regulations of applicable governmental entities;

(3) Becomes insolvent, as defined by the voluntary filing of a Chapter 7 proceeding under bankruptcy law, or if we cease to carry on its business or development activities pertaining to the licensed patents; or

(4) Institutes a legal action challenging the validity of any licensed patent.

The exclusive license granted by the agreement will terminate if a non-voluntary Chapter 7 proceeding under bankruptcy law is filed that is not dismissed prior to liquidation. The exclusive license will not pass to a trustee in a Chapter 7 bankruptcy or be held as an asset of said Chapter 7 bankruptcy.

This license gives us rights to 9 pending U.S. and foreign patent applications and 2 issued U.S. patents and 1 issued Australian patent, as specified below:

Patent Applications

Patent Title	Country	Application No.	Earliest Non-provisional priority date	Expiration Date (2)	Type of Patent Protection
Competitive Inhibitors of Invariant Chain Expression and/or Ectopic Clip Binding	Canada	2703585	10/23/2008	10/23/2028	Composition and Use
Competitive Inhibitors of Invariant Chain Expression and/or Ectopic Clip Binding	European Patent (1)	EP20080841310	10/23/2008	10/23/2028	Composition and Use
Clip Inhibitors and Methods of Modulating Immune Function	Canada	2737146	07/23/2009	07/23/2029	Composition and Use
Competitive Inhibitors of Invariant Chain Expression and/or Ectopic Clip Binding	United States	14/609127	10/23/2008	10/23/2028	Composition and Use
Clip Inhibitors and Methods of Modulating Immune Function	United States	13/911680	07/23/2009	07/23/2029	Use
Methods of Modulating Immune Function	Canada	2676129	01/28/2008	01/28/2028	Use
Methods of Modulating Immune Function	European Patent (1)	EP20080724877	01/28/2008	01/28/2028	Use
Methods of Modulating Immune Function	United States	12/021118	01/28/2008	01/28/2028	Use
Treating Neurological Disorders	United States	PCT/US2014/054845	09/16/2013	09/09/2034	Use

_______________

(1)	A European patent refers to patents granted under the European Patent Convention. The European Patent Convention allows for unified filing of a patent application with the European Patent Office. The applicant may designate any of the countries, who are a party to the convention, in which the applicant seeks protection. There are 38 countries that are parties to the European Patent Convention. Each of the designated countries must confirm the patent. Once granted, a European patent comes into existence as a group of national patents in each of the designated countries.

(2)	The expiration dates of pending U.S. patent applications do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent or any terminal disclaimers that may be filed in the future.

Issued Patents

Patent Title	Country	No.	Earliest Non-provisional priority date	Days of Patent Term Adjustment (1)	Terminal Disclaimer (2)	Expiration	Type of Patent Protection
Methods of Modulating Immune Function	United States	8557764	01/28/2008	308	0	12/01/2028	Use
Competitive Inhibitors of Invariant Chain Expression and/or Ectopic Clip Binding	Australia	2008317374	10/23/2008	0	0	10/23/2028	Composition and Use
Competitive Inhibitors of Invariant Chain Expression and/or Ectopic Clip Binding	United States	12/739459, 8957031	10/23/2008	724	1 over 12/021,118 1 over 8,557,764	12/01/2028	Composition

_______________

(1)	The U.S. Patent and Trademark Office can extend the term of a patent in order to accommodate delays caused by the U.S. Patent Office during the application process. This extension is called a patent term adjustment.

(2)	An application that includes a terminal disclaimer may have a reduced patent term.

In exchange for an exclusive license to the patent “Methods of Modulating Immune Function“, we are required to pay the following royalties to the University of Colorado as specified below:

Minimum Annual Royalty

•	$25,000/year until commercial sales
•	$75,000/year after commercial sales

Earned Royalty

•	3% of net sales in developed countries
•	0.5% of net sales in undeveloped countries

Milestone Events

•	$35,000 upon acceptance of each Investigational New Drug Application, or INDA, with the FDA or with the European Agency for the Evaluation of Medicinal Products, or EMEA
•	$100,000 w/in 90 days of each first indication at the initiation of Phase I
•	$200,000 w/in 90 days of each first indication at the initiation of Phase II
•	$300,000 w/in 90 days of each first indication at the initiation of Phase III
•	$500,000 w/in 90 days of FDA approval of a first indication
•	½ of all aforementioned milestones for each second/subsequent indications

If we are required to enter into a license agreement with a third party in order to make, use or sell a product that is covered under this agreement requiring us to pay a royalty to the third party, then our royalty fee to the University of Colorado shall be reduced by 50% of the royalty paid to the third party, unless such amount would be less than half of what would otherwise be owed to the University of Colorado.

Under the agreement, we may sublicense the technology to third parties. However, if we do, we must pay additional sublicense royalties based on when we enter into the sublicense, as specified below:

•	In the first 12 months, 50% of sublicense income
•	If within the 2nd or 3rd years after the effective date, 35% of sublicense income
•	If after the 3rd year, 20% of sublicense income

This agreement expires on the date that the last patent covered by it expires.

Metabolic Distribution License

On November 22, 2009, we entered into a worldwide exclusive license agreement with the University of Colorado granting us rights to patents, patent applications, and technologies developed by Dr. Newell Rogers and owned by the University of Colorado and the University of Vermont. The license gives us rights to 8 pending U.S. and foreign patent applications and 10 issued U.S. and foreign patents, as specified below:

Patent Applications

Patent Title	Country	Application No.	Date Filed	Expiration Date (2)	Type of Patent Protection
Methods and Products for Treating Proliferative Diseases	Canada	2730773	07/14/2009	07/14/2029	Use
Methods and Products for Treating Proliferative Diseases	United States	13/054147	07/14/2009	07/14/2029	Use
Systems and Methods for Treating Human Inflammatory and Proliferative Diseases and Wounds with Fatty Acid Metabolism Inhibitors and/or Glycolytic Inhibitors	Canada	2534816	06/11/2004	06/11/2024	Use
Systems and Methods for Treating Human Inflammatory and Proliferative Diseases and Wounds, with Fatty Acid Metabolism Inhibitors and/or Glycolytic Inhibitors	United States	13/302211	6/11/2004	06/11/2024	Use
Compositions and Methods for Promoting Fatty Acid Production in Plants (3)	Australia	2010303935	10/06/2010	10/06/2030	Use and Process
Compositions and Methods for Promoting Fatty Acid Production in Plants	Indonesia	W-00201201717	10/06/2010	10/06/2030	Use and Process
Compositions and Methods for Promoting Fatty Acid Production in Plants	Thailand	1201001582	10/06/2010	10/06/2030	Use and Process
Compositions and Methods for Promoting Fatty Acid Production in Plants	United States	13/500682	06/10/2009	10/06/2030	Use and Process

_______________

(1)	A European patent refers to patents granted under the European Patent Convention. The European Patent Convention allows for unified filing of a patent application with the European Patent Office. The applicant may designate any of the countries, who are a party to the convention, in which the applicant seeks protection. There are 38 countries that are parties to the European Patent Convention. Each of the designated countries must confirm the patent. Once granted, a European patent comes into existence as a group of national patents in each of the designated countries.

(2)	The expiration dates of pending U.S. patent applications do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent and Trademark Office upon issuance of the patent or any terminal disclaimers that may be filed in the future.

(3)	Patent abandoned effective April 2015.

Issued Patents

Patent Title	Country	Patent No.	Earliest Non-provisional priority date	Days of Patent Term Adjustment (2)	Terminal Disclaimer (3)	Expiration	Patent Protection
Systems and Methods for Treating Human Inflammatory and Proliferative Diseases and Wounds, with Fatty Acid Metabolism Inhibitors and/or Glycolytic Inhibitors	United States	8071645	06/11/2004	957	0	01/24/2027	Use
Systems and Methods for Treating Human Inflammatory and Proliferative Diseases and Wounds, with Fatty Acid Metabolism Inhibitors and/or Glycolytic Inhibitors	European Patent (1)	EP2377528	06/11/2004	N/A	N/A	06/11/2024	Use
Composition of UCP Inhibitors, Fas Antibody, a Fatty Acid Metabolism Inhibitor/or a Glucose Inhibitor	United States	7510710	01/07/2005	0	0	01/07/2025	Composition
Method for Treating Drug Resistant Cancer	United States	8293240	02/23/2009	0	2 over 8,071,645 (expires 01/27/27) 7,445,794	02/23/2009	Use
Combination of compounds, or a bifunctional compound, that provides fatty acid metabolism and glycolysis inhibition	United States	8329753	04/20/2006	755	0	05/14/2028	Composition
Methods and Products Related to Metabolic Interactions in Disease	United States	7381413	03/27/1999	0	0	03/27/2019	Use
Methods and Products Related to Metabolic Interactions in Disease	United States	7390782	03/27/1999	299	0	01/20/2020	Use
Methods for Treating Human Proliferative Diseases, with a combination of fatty Acid Metabolism Inhibitors and Glycotic Inhibitors	United States	7445794	04/28/2005	0	2 over 8,071,645 (expires 01/24/27) 7,510,710 (expires 01/07/25)	01/07/2025	Use
Methods for treating cancer using combination therapy	United States	8394377	02/19/2009	0	0	02/19/2029	Use or Method of Treatment
Compositions and Methods for Promoting Fatty Acid Production in Plants	United States	8450090	10/06/2009	178	0	12/05/2029	Process

_______________

(1)	A European Patent refers to patents granted under the European Patent Convention. The European Patent Convention allows for unified filing of a patent application with the European Patent Office. The applicant may designate any of the countries, who are a party to the convention, in which the applicant seeks protection. There are 38 countries that are parties to the European Patent Convention. Each of the designated countries must confirm the patent. Once granted, a European patent comes into existence as a group of national patents in each of the designated countries. We were awarded protection only in the U.K. for European Patent No. 2377528.

(2)	The U. S. Patent and Trademark Office can extend the term of a patent in order to accommodate delays caused by the U.S. patent office during the application process. This extension is called a patent term adjustment.

(3)	An application that includes a terminal disclaimer may have a reduced patent term.

In exchange for an exclusive license to these patents, we are required to pay a one-time license fee of $150,000 and the following royalties to the University of Colorado as specified below:

Minimum Annual Royalty

•	$25,000/year until commercial sales
•	$75,000/year after commercial sales

Earned Royalty

•	3% of net sales in developed countries
•	0.5% of net sales in undeveloped countries

Milestone Events

•	$35,000 upon acceptance of each Investigational New Drug Application, or INDA, with the FDA or with the European Agency for the Evaluation of Medicinal Products, or EMEA
•	$100,000 w/in 90 days of each first indication at the initiation of Phase I
•	$200,000 w/in 90 days of each first indication at the initiation of Phase II
•	$300,000 w/in 90 days of each first indication at the initiation of Phase III
•	$500,000 w/in 90 days of FDA approval of a first indication
•	½ of all aforementioned milestones for each second/subsequent indications

If we are required to enter into a license agreement with a third party in order to make, use or sell a product that is covered under this agreement requiring us to pay a royalty to the third party, then our royalty fee to the University of Colorado shall be reduced by 50% of the royalty paid to the third party, unless such amount would be less than half of what would otherwise be owed to the University of Colorado.

Under the agreement, we may sublicense the technology to third parties. However, if we do, we must pay additional sublicense royalties based on when we enter into the sublicense, as specified below:

•	In the first 12 months, 50% of sublicense income
•	If within the 2nd or 3rd years after the effective date, 35% of sublicense income
•	If after the 3rd year, 20% of sublicense income

This agreement expires upon the date that the last patent covered by it expires.

Scott & White Healthcare License

On July 18, 2013, we entered into a worldwide exclusive license agreement with Scott & White Healthcare granting us rights to patents, patent applications, and technologies developed by Dr. Newell Rogers and owned by Texas A&M University and Scott & White Healthcare. The license gives us rights to 9 pending U.S. and foreign patent applications and 1 issued U.S. patent, as specified below:

Patent Applications

Patent Title	Country	App. No.	File Date	Expiration Date (1)	Type of Patent Protection
Methods and Products for Treating Preeclampsia and Modulating Blood Pressure	Canada	2862491	11/30/2012	11/30/2032	Use
Methods and Products for Treating Preeclampsia and Modulating Blood Pressure	United States	14/362157	06/02/2014	11/30/2032	Use
Plant viral vaccines and therapeutics	United States	14/346214	03/20/2014	09/21/2032	Use and Composition
Mhc engagement and clip modulation for the treatment of disease	United States	14/009944	03/18/2014	04/04/2032	Use and composition
Methods and Products for Generating Oils	United States	14/357679	11/12/2014	11/09/2032	Process
Treating Neurological Disorders	Patent Cooperation Treaty	PCT/US2014/054845	09/09/2014	09/16/2034	Use

_______________

(1)	The expiration dates of pending U.S. patent applications do not take into consideration any potential patent term adjustment that may be applied by the U.S. Patent Office upon issuance of the patent or any terminal disclaimers that may be filed in the future.

Issued Patents

Patent Title	Country	Patent No.	Earliest Non-provisional priority date	Days of Patent Term Adjustment (1)	Expiration	Patent Protection
Method of Treating Inflammatory Bowel Disease by Administering a Clip-Inducing Agent	United States	8,906,846	01/05/2012	0	01/05/2032	Use

_______________

(1)	The U. S. Patent and Trademark Office can extend the term of a patent in order to accommodate delays caused by the U.S. patent office during the application process. This extension is called a patent term adjustment.

In exchange for an exclusive license to these patents, we paid a one-time license fee of $50,000 and are required to pay the following annual, earned, and milestone royalties to the Scott & White Healthcare as specified below:

Minimum Annual Royalty

•	$20,000 in 2014
•	$40,000 in 2015
•	$70,000 in 2016
•	$100,000 in 2017
•	$150,000 in 2018
•	$200,000 each year after 2018

Earned Royalty

•	3% of net sales in developed countries
•	0.5% net sales in undeveloped countries

Milestone Events

•	$100,000 upon completion of each Phase I product
•	$500,000 upon completion of each Phase III clinical trial or any trial followed by Phase II
•	$2,000,000 upon market approval

If we are required to enter into a license agreement with a third party in order to make, use or sell a product that is covered under this agreement requiring us to pay a royalty to the third party, then our royalty fee to Scott & White Healthcare shall be reduced as follows:

•	In the first year 35% owed to third-party then 15% to Scott & White Healthcare
•	In the second and third year 20% owed to third-party then 20% to Scott & White Healthcare

After the third year 20% to third-party and 15 % to Scott & White Healthcare

Under the agreement, we may sublicense the technology to third parties. However, if we do, we must pay additional sublicense royalties based on when we enter into the sublicense, as specified below:

•	In the first 12 months, 50% of sublicense income
•	If within the 2nd or 3rd years after the effective date, 35% of sublicense income
•	If after the 3rd year, 20% of sublicense income

This agreement expires upon the date that the last patent covered by it expires.

Other Royalty Agreements

Under two consulting agreements effective January 1, 2011 and terminating December 31, 2015 with Dr. M. Karen Newell Rogers and Dr. Evan Newell, we are obligated to pay certain royalties upon the commercialization of products developed from their work.

These royalties are the same for both Dr. M. Karen Newell Rogers and Dr. Evan Newell. Each individual is entitled to three fourths of one percent, or 0.75%, of net sales from sales in developed countries, and one half of one percent, or 0.50%, from sales in undeveloped countries.

Under the exclusive license agreements, in general, we are obligated to fund the costs of any patents, even if such work would be outside a field of use for which we currently have exclusive rights. We are continually evaluating whether additional applications may be appropriate to protect extensions and variations of our product candidates, and expect to file additional and new applications related thereto. Under international agreements, in recent years, global protection of intellectual property rights is improving. The General Agreement on Tariffs and Trade requires participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of a ten-year transition period. A number of countries are following suit. Patent protection in other countries where we have obtained patents and filed patent applications, including the European Patent Office, the Eurasian Patent Organization, New Zealand, Australia, and Israel, extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The expiration of a product patent or loss of patent protection resulting from a legal challenge would be expected to result in significant competition from generic products against the covered product and, particularly in the U.S., could result in a significant reduction in sales of the pioneering product. If we were to lose patent protection, we may be able to continue to obtain commercial benefits from product trade secrets, patents on use of our product, and patents on processes and intermediates for the economical manufacture of the active ingredients. The effect of product patent expiration or loss also depends upon the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of manufacture of the product, and the requirements of generic drug laws.

With respect to proprietary know-how and products and processes for which patents are of questionable value or are difficult or impossible to obtain or enforce, we rely on confidentiality agreements and other trade secret protection measures to protect our interests. We take measures to protect our proprietary know-how, technologies, and confidential data, including requiring all employees, consultants and customers to enter into confidentiality agreements. In arrangements with our customers or suppliers that require the sharing of processes and data, our policy is to make available only such data as is relevant to our agreements with such customers and suppliers, subject to appropriate contractual restrictions, including requirements for them to maintain confidentiality and use such processes and data solely for our benefit. However, such measures may not adequately protect our data.

Publication Incentive Program

On December 22, 2014, we established a stock bonus program for the publication of articles in scientific journals whereby Dr. Karen Newell-Rogers or Dr. Richard Tobin or any graduate students or other researchers working in Dr. Karen Newell-Rogers’ lab at Texas A&M that are named in the publication be granted a stock bonus in shares of our common stock at our discretion. The amount of the stock bonus is based upon the impact factor of the publication and the status of the author. In order to qualify for a bonus the article must specifically refer or relate to the use of targeted peptide technology or metabolic disruption technology, and shall not include review articles. The value of the shares granted pursuant to the bonus program will be equal to the closing price of our common stock on the date the publication is first publically released via electronic publication and the maximum amount of shares issued under this bonus program is $100,000 worth of shares. The bonus program automatically terminates on December 31, 2016.

Manufacturing and Supply

TPT compounds used for preclinical studies in our drug research programs are produced by external production facilities. Acquisition of drugs used in concert with our MDT compounds can present challenges given that the manufacturer or drug developer generally must agree to the use of the compounds in a research setting. This can involve more detailed communication and negotiation with the manufacturer rather than simply purchasing product. The production of larger batches of products for commercial sale after FDA approval would require construction of our own facility or a long-term contracting relationship with a manufacturer with sufficient capacity. We have sourced a manufacturer for TPT compounds that we believe will be able to meet long-term production demands throughout the development period and beyond.

At present, we obtain MDT compounds from the University of Texas Health Science Center at San Antonio. We recently sourced a manufacturer for our TPT compounds, including VG1177, and are now capable of procuring Good Manufacturing Practices grade compound, which is required for human clinical trials. The manufacturer is Ambiopharm Inc. Ambiopharm synthesizes the peptide on a contract basis for specific amounts. We do not currently have a contract or an exclusivity agreement with Ambiopharm. We do not expect any significant issues in connection with manufacturing for the foreseeable future.

Sales and Marketing/Commercialization

Our lead drug candidate, VG1177, is intended to address a variety of market segments, some of which are large healthcare markets. We do not currently have a commercialization organization capable of marketing, selling, or distributing VG1177. We have commenced discussions and may establish partnerships with pharmaceutical, biotechnology and other organizations that have the existing organization experience and resources to bring our initial, and potentially future, product candidates to market. In some cases, we may collaborate with third parties during the development stage of a product candidate to further benefit from their financial support as well as clinical development, regulatory, market research, pre-marketing and other expertise. For commercialization outside of the United States, we may enter into joint ventures, license arrangements or distribution agreements, as appropriate, depending on the particular requirements of the market and the potential partner’s core competencies to assist us with such requirements. Pending FDA approval of our products, we may establish or contract with a specialty sales force with expertise in marketing and selling to various healthcare markets. We may also establish or contract for other complementary capabilities related to marketing and selling our potential pharmaceutical products.

Competition

Competition is intense in the pharmaceutical business and includes many large and small competitors. Technological innovations affecting efficacy, safety, patient ease-of-use, and cost-effectiveness by other pharmaceutical companies with greater financial and research resources working on competitive products could result in products that offer the same or similar benefits as our product candidates. We intend to compete with existing products on the basis of product quality and efficacy, product safety, economic benefit, and/or promotion, however our MDT oncology therapies are designed to function as an adjunct or add-on to current treatments and so our therapies do not directly compete with those current treatments.

However, our MDT oncological combination therapies may compete directly with other adjunct therapies. As there are over 200 million possible combinations of approved and development-stage oncological drugs, not including the hundreds of MDT oncological agents patented (Nature Biotechnology, Vol. 30 No 7 July 2012), it is more relevant to discuss the competition that may be faced by the sorafenib/hydroxychloroquine, or HCQ, treatment in an FDA phase I study.

Currently, there are over 350 clinical trials, initiated, ongoing, and completed, involving a sorafenib combination treatment. Not all of these trials are sponsored by industry groups, and not all of these trials will advance further in clinical development. Furthermore, this number does not include other multikinase or angiogenesis inhibitors, and it is possible that our sorafenib/HCQ treatment may face other successful sorafenib or sorafenib-like combination therapies.

The key detail needed to evaluate competition will be the oncological indication chosen for the sorafenib/HCQ therapy, as cancer treatments must be approved for discrete types of cancer.

Government Regulation

Our current and contemplated activities, and the products and processes that will result from such activities, are subject to substantial government regulation.

United States—FDA Drug Approval Process

Pre-Clinical Testing: Before beginning testing of any compounds with potential therapeutic value in human subjects in the United States, stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. We perform pre-clinical testing on all of our drug candidates before initiating human trials.

Investigational New Drug, IND, Applications: Pre-clinical testing results obtained from in vivo studies in several animal species, as well as from in vitro studies, are submitted to the FDA, or an international equivalent, as part of an IND or equivalent, and are reviewed by the FDA prior to the commencement of human clinical trials. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers.

Clinical Trials: Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator pursuant to an FDA-reviewed protocol. Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

•	Phase 1 clinical trials—test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.
•	Phase 2 clinical trials—involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose-response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.
•	Phase 3 clinical trials—consist of expanded, large-scale studies of patients with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen.
•	Phase 4 clinical trials—conducted after a product has been approved. These trials can be conducted for a number of purposes, including to collect long-term safety information or to collect additional data about a specific population. As part of a product approval, the FDA may require that certain Phase 4 studies, which are called post-marketing commitment studies, be conducted post-approval.

Good Clinical Practices: All of the phases of clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations and Good Clinical Practices, which are ethical and scientific quality standards for conducting, recording, and reporting clinical trials to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of trial participants are protected.

Our Employees

As of March 31, 2015, we have one employee, and he is full-time. We believe our relations with our employee are good.

Key Consultants

We also rely on the services of consultants. We have ongoing arrangements with Dr. Newell Rogers, Dr. Evan Newell, Dr. Richard Tobin, Dr. Brett Mitchell, Dr. Leslie Benet, and Dr. Ron Moss all of whom are engaged in biomedical research related to our product candidates. Under these consulting agreements, each consultant has agreed to assist us with the research, analysis and development of our product candidates, including assisting us with obtaining government approvals and securing intellectual property protections for our product candidates. In exchange, we have agreed to compensate each consultant as specified below:

Dr. Newell Rogers

•	$10,000 monthly consultation fee automatically added to a convertible note if not paid which shall mature on December 31, 2015;
•	Bonus 16,667 (adjusted for 2012 reverse split) options at an exercise price that is equal to the VWAP, or volume weighted average price, for twenty trading days following the execution of the consulting agreement that terminate on December 31, 2018;
•	Not less than 4,167 (adjusted for 2012 reverse split) options annually at an exercise price that is equal to the VWAP for twenty days following the first of each year that terminate on December 31, 2018;
•	0.75% net sales in developed countries; and 0.125% net sales from undeveloped countries, and
•	Reimbursement of all reasonable expenses incurred in providing services with prior approval of expenses that exceed $750.

Dr. Brett Mitchell

•	$7,500 every three months consultation fee payable in common shares at a price equal to the VWAP for twenty trading days ending on the date the payment period ends, and
•	Reimbursement of all reasonable expenses incurred in providing services with prior approval of expenses that exceed $100.

Dr. Evan Newell

•	$2,000 monthly consultation fee automatically added to a convertible note if not paid which shall mature on December 31, 2015;
•	Bonus 16,667 (adjusted for 2012 reverse split) options at an exercise price that is equal to the VWAP for twenty trading days following the execution of the consulting agreement that terminate on December 31, 2018;
•	Not less than 1,667 (adjusted for 2012 reverse split) options annually at an exercise price that is equal to the VWAP for twenty days following the first of each year that terminate on December 31, 2018;
•	0.75% net sales in developed countries; and 0.125% net sales from undeveloped countries, and
•	Reimbursement of all reasonable expenses incurred in providing services with prior approval of expenses that exceed $500.

Dr. Richard Tobin

•	$3,500 monthly consultation fee that consists of $2,000 in cash and $1,500 in shares of our common stock.

Dr. Leslie Benet

•	$10,000 in shares of our common stock per year, and
•	Reimbursement of all reasonable and customary expenses incurred in providing services.

Dr. Ron Moss

•	$300 per hour not to exceed $5,000 per month, and
•	Reimbursement of all reasonable and customary expenses incurred in providing services.

We believe our relations with our consultants are good.

Available Information

Our website is located at www.vglifesciences.com.We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as applicable and as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

We are a development stage company with no commercial products.

We are developing two drug candidates: VG1177, our lead pre-clinical drug candidate, initially for HIV/AIDS application, and MDT, our clinical drug candidate, initially aimed to fight solid tumor cancers in situations where the cancer is resistant to initial cancer drug therapy. Currently, we have no product candidates in our clinical development pipeline other than VG1177 for HIV/AIDS and MDT for a cancer application, and we have no products approved for sale. We plan to file an IND application with the FDA for our VG1177 after completion of the animal toxicity studies. Thereafter, we expect to commence our initial clinical trials for VG1177 for HIV/AIDS. Although we have begun pre-clinical and in vitro studies, we have not yet begun human clinical trials, and therefore, we are still many years from beginning to commercialize and market VG1177 or any other product candidate, if ever. We expect the clinical development of VG1177 will require significant additional effort, resources, time, and expenses prior to seeking FDA approval. VG1177 is not expected to be commercially available in the United States or outside the United States for several years, if ever. If we are unable to make VG1177 commercially available, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates.

We may be unable to continue as a going concern.

As we don’t have enough cash on hand to pay our expenses for the next 12 months of operations, our independent auditors have included a “going concern” qualification in their audit report. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. This qualification may also make it more difficult for us to raise capital and could increase the cost of any capital raised. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we can provide no assurance that new financing will be available on commercially acceptable terms, if needed.

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

We have not been profitable since our inception. We reported net losses of approximately $6.19 million and $7.42 million for the year ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $106 million. We have not generated any revenue from product sales or royalties from product sales to date, and it is possible that we will never have significant product sales revenue or royalty revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators pursue clinical trials and research and development efforts. To become profitable, we, either alone, or with our collaborators, must successfully develop, manufacture, and market our current product candidates, particularly VG1177 or our MDT compound, as well as continue to identify, develop, manufacture, and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We will need additional financing, but our access to capital funding is uncertain.

Our current and anticipated operations, particularly our product development and commercialization programs, require substantial capital, which we have not yet obtained in lump sum. We are continually seeking funding for our ongoing operations, and we have funded operations through a series of private placements and support from stockholders. Cash as of December 31, 2014 was $34,000. Those funds have since been utilized and we have entered into agreements with related and unrelated parties to receive additional capital after December 31, 2014 of up to $600,000 to allow us to continue through December 31, 2015. As of March 27, 2015, we have received $20,000 of this amount. Until we are able to secure long-term financial support or financing in a sufficiently large quantity to fund operations for at least 18-24 months, our ability to operate is uncertain and a significant portion of our management’s time is devoted to fund-raising. However, these and future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing, and establish new, collaborations, the terms of those collaborations, the success of our collaborators in the future to develop and market products under their respective collaborations with us, our success in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, and the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We are heavily dependent on the success of our lead drug candidate, and we cannot provide any assurance that our lead drug candidate or other product candidates we may have in the future will be commercialized.

We intend to invest the vast majority of our time and financial resources in the development and commercialization of our lead drug candidate, VG1177, which is currently in pre-clinical development. We plan to file an IND for our chosen indication with the FDA in mid 2016. We expect to commence patient enrollment for our Phase I-clinical trial thereafter. Our future success depends heavily on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead drug candidate, which may never occur. We currently generate no revenues and incur substantial losses, and we may never be able to develop or commercialize a marketable drug. Our MDT candidate is our secondary candidate, nearing completion of a Phase I-Physician’s IND.

Before we generate any revenues from product sales, we must complete preclinical studies and clinical trials for VG1177, establish manufacturing capabilities that comply with the FDA’s current Good Manufacturing Practices requirements for manufacturing sterile drugs, receive approval from the FDA in the United States and other regulatory agencies in foreign jurisdictions, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We will not be permitted to market or promote VG1177, MDT, or any other product candidates we may have in the future, before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for VG1177, MDT or any of our other product candidates.

We have not previously submitted a biologics license application, or a new drug application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for VG1177. We cannot be certain that our lead drug candidate or any other product candidate will be successful in clinical trials or receive regulatory approval. Further, our lead drug candidate or any other product candidate may not receive regulatory approval even if our clinical trials are successful. If we do not receive regulatory approvals for our lead drug candidate or any other product candidate, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our lead drug candidate or any other product candidate, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

VG1177, MDT and any future product candidate that we may pursue will be subject to extensive regulation by the FDA in the United States and by other regulatory agencies in foreign jurisdictions, including activities related to preclinical studies, human clinical trials, manufacturing, labeling, packaging and sterilization, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities.

Our lead drug candidate, VG1177, is a proprietary, computationally designed anti-inflammatory peptide. We expect to pursue FDA drug approval for VG1177 as a new chemical entity. There may be other similar drug candidates in development by other companies and these candidates may gain FDA drug approval prior to VG1177. We are conducting pre-clinical testing to support our IND for VG1177 and we have received feedback from the FDA regarding our proposed trial. Based on the feedback we received from the FDA, we hope to submit the IND to the FDA in 2016 and commence patient enrollment in our Phase I-clinical trial thereafter. As we move through the regulatory process, the FDA may make other suggestions that may impact our ability to complete our clinical trials within the timeframe or budget that we are anticipating, which could impact investors’ interest in our business and our stock price.

Our MDT combination with other cancer drugs to treat late stage cancers is a proprietary use. There may be other similar drug candidates in development by other companies and these candidates may gain FDA drug approval prior to our MDT compound. We are conducting phase I-clinical testing to support our MDT compound in combination with Nexavar® for treatment of late-stage ovarian cancer, and the trial has been expanded to encompass solid tumors, including breast, colon, lung, liver, and pancreatic cancers. Our Physician’s Investigational New Drug, or P-IND, Phase I clinical trial has been completed according to the clinical plan, and we are awaiting the final analysis from the lead physician. As we move through the regulatory process, the FDA may make other suggestions that may impact our ability to complete our clinical trials within the timeframe or budget that we are anticipating, which could impact investors’ interest in our business and our stock price.

The results of preclinical studies and clinical trials of previously published similar products may not necessarily be indicative of the results of our future clinical trials. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical trials. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if, or when, we may have an approved product for commercialization or whether we will ever achieve sales or profits of VG1177 or other product candidates we may pursue in the future.

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other products for the same or similar treatments;
•	the perception by patients, physicians and other members of the healthcare community of the effectiveness and safety of our products for their indicated applications and treatments;
•	our ability to fund our sales and marketing efforts; and
•	the effectiveness of our sales and marketing efforts.

If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.

Our research and development program for drug candidates other than VG1177 and MDT is at an early stage, and we cannot be certain our program will result in the commercialization of any drug.

Except for our development program for VG1177 and MDT, our research and development program targeting all other disease applications is at an early stage and, to date, we have not developed any other product candidates generated in our TPT research program. Any product candidates we develop will require significant additional research and development efforts prior to commercial sale, including extensive pre-clinical and clinical testing and regulatory approval. This may require increases in spending on internal projects, the acquisition of third party technologies or products, and other types of investments. We cannot be sure that our approach to drug discovery, acting independently or with partners, will be effective or will result in the development of any drug. We cannot expect that any drug candidates that do result from our research and development efforts will be commercially available for many years.

We have limited experience in conducting pre-clinical testing and clinical trials. Even if we receive initially positive clinical trial results, those results will not guaranty that similar results will be obtained in the later stages of drug development. Our current lead drug candidate and all of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will be:

•	safe, non-toxic and effective;
•	approved by regulatory authorities;
•	developed into a commercially viable drug;
•	manufactured or produced economically;
•	successfully marketed; or
•	accepted widely by customers.

If we cannot commercialize any of our drugs, we may not generate revenues and our Company may fail.

We may be unable to maintain sufficient clinical trial liability insurance.

Our inability to obtain and retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We currently do not have clinical trial liability insurance for VG1177 and would need to secure coverage before commencing patient enrollment for our Phase II P-IND clinical trials in the United States. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the commercial launch of our first product candidate; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

If product liability claims are brought against us or we are unable to obtain or maintain product liability insurance, we may incur substantial liabilities that could reduce our financial resources.

The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. We have, in the past, obtained limited product liability insurance coverage for some of our clinical trials on humans; however, our insurance coverage may be insufficient to protect us against all product liability damages. Further, liability insurance coverage is becoming increasingly expensive and we might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. Regardless of merit or eventual outcome, liability claims may result in decreased demand for a future product, injury to reputation, withdrawal of clinical trial volunteers, loss of revenue, costs of litigation, distraction of management and substantial monetary awards to plaintiffs. Additionally, if we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing VG1177 or any other product candidate.

We have no experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of VG1177 or any other product. We are developing VG1177 for large patient populations served by physicians. These patient populations may number in the millions. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on this large number of physicians and hospitals. We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our products will be expensive and time-consuming and could delay any product launch.

Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits.

Even if we obtain regulatory approvals to commercialize VG1177 or any other drug, our drug candidates may not be accepted by physicians or the medical community in general.

There can be no assurance that VG1177 or any other product candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other healthcare facilities. VG1177 and any future product candidates we develop will compete with a number of similar drugs and products manufactured and marketed by major pharmaceutical and medical technology companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

•	our demonstration of the clinical efficacy and safety of VG1177 or any other drug candidate;
•	timing of market approval and commercial launch of VG1177 or any other drug candidate;
•	the clinical indication(s) for which VG1177 or any other drug candidate is approved;
•	product label and package insert requirements;
•	advantages and disadvantages of our product candidates compared to existing therapies;
•	continued interest in and growth of the market for auto-immune and/or anti-inflammation drugs;
•	strength of sales, marketing, and distribution support;
•	product pricing in absolute terms and relative to alternative treatments;
•	future changes in healthcare laws, regulations, and medical policies; and
•	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third party payors.

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations.

Our failure to successfully acquire, develop and market additional drug candidates or approved drug products could impair our ability to grow.

As part of our growth strategy, we may evaluate, acquire, license, develop and/or market additional product candidates and technologies. These investments will not constitute a significant portion of our business. However, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or licensing of third party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s and technical personnel’s time and attention to develop acquired products or technologies;
•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
•	higher than expected acquisition and integration costs;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

If we do not have the resources necessary to manage growth effectively, then our business, operating results and financial condition could be materially adversely affected.

We believe that as our business plan is more fully realized, we may experience a period of rapid growth that will result in new and increased responsibilities for management personnel and will place a significant strain upon our management, operating and financial systems and resources. To accommodate any rapid growth and to compete effectively and manage future growth, if any, we will be required to implement and improve our operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls might not be adequate to support our existing and future operations. Any failure to implement and improve our operational, financial and management systems or to expand, train, motivate or manage employees could have a materially adverse effect on our business, operating results and financial condition.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, and patents of other companies could prevent us from manufacturing, developing or marketing our products.

The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the United States and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued and/or narrowed in a patent re-examination. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or found to be unenforceable. Until recently, patent applications in the United States were maintained in secrecy until the patents issued, and publication of discoveries in scientific or patent literature often lags behind actual discoveries. Patent applications filed in the United States after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

Our commercial success depends in part on our ability to maintain and enforce our proprietary rights.

If third-parties engage in activities that infringe our proprietary rights, our management's focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that a third- party is not infringing, either of which would harm our competitive position. In addition, there can be no assurance that others will not design around our patented technology.

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

We rely on trade secrets and know how to protect our intellectual property. During the course of our business, our employees, consultants and collaborators may be exposed to trade secrets and know-how, the disclosure of which would adversely affect our business. Such parties have signed non-disclosure agreements with us, however these parties may not comply with the terms of their agreements with us. If such parties violate these confidentiality provisions, we might be unable to adequately enforce our rights against these parties or to obtain adequate compensation for the damages caused by their unauthorized disclosure or use. Furthermore, our trade secrets or those of our collaborators may become known or may be independently discovered by others.

Our success also depends on avoiding infringement of the proprietary technologies of others.

In particular, there may be certain issued patents and patent applications claiming subject matter that we or our collaborators may be required to license in order to research, develop or commercialize our product candidates. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third-parties, require disputed rights to be licensed from third-parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

We are subject to extensive government regulations that may cause us to cancel or delay the introduction of our products to market.

Our research and development activities and the clinical investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, federal laws, including the Federal Food, Drug and Cosmetic Act, require that a drug undergo rigorous testing and an extensive regulatory approval process implemented by the FDA. To receive approval, we, or our collaborators must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing is susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators, or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. There can be no assurance that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory schemes vary widely from country to country, but, in general, are subject to all of the risks associated with United States approvals.

RISKS RELATED TO DEVELOPMENT AND REGULATORY APPROVAL OF VG1177 AND MDT

We cannot be certain that VG1177 or MDT will receive regulatory approval, and without regulatory approval we will not be able to market our product candidates.

Our business currently depends on the successful development and commercialization of VG1177 and, to a lesser extent, on the successful development and commercialization of MDT. Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of VG1177 and MDT for the treatment of our disease applications.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and similar regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive a New Drug Application, or NDA, approval from the FDA. We have not submitted any marketing applications for any of our product candidates.

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is never guaranteed. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA.

Regulators of other jurisdictions have their own procedures for approval of product candidates. Regulatory authorities in countries outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country.

Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. In addition, delays in approvals or rejections of marketing applications in the United States or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn.

We cannot predict whether our future trials and studies will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date. If we are unable to obtain approval from the FDA or other regulatory agencies for VG1177, MDT and our other product candidates, or if, subsequent to approval, we are unable to successfully commercialize VG1177, MDT, or our other product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

Clinical trials for our product candidates are expensive, time-consuming, uncertain and susceptible to change, delay or termination.

Clinical trials are very expensive, time-consuming and difficult to design and implement. Even if the results of our clinical trials are favorable, clinical trials usually continue for several years and may take significantly longer to complete. In addition, we, the FDA, an Institutional Review Board, or other regulatory authorities, including state and local authorities, may suspend, delay or terminate our clinical trials at any time for various reasons, including:

•	lack of effectiveness of our lead drug candidate or any other product candidate during clinical trials;
•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;
•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;
•	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•	inadequacy of or changes in our manufacturing process or product formulation;
•	delays in obtaining regulatory authorization to commence a study, including “clinical holds” or delays requiring suspension or termination of a study by a regulatory agency, such as the FDA, before or after a study is commenced;
•	changes in applicable regulatory policies and regulations;
•	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;
•	delay or failure to supply product for use in clinical trials that conforms to regulatory specification;
•	unfavorable results from ongoing clinical trials and pre-clinical studies;
•	failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for controlled substances;
•	failure to design appropriate clinical trial protocols;
•	scheduling conflicts with participating clinicians and clinical institutions; and
•	failure to design appropriate clinical trial protocols.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to those experienced by a number of other companies in the pharmaceutical and biotechnology industries. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that we obtain negative results from the VG1177 or MDT planned clinical trials or receive poor clinical results for other product candidates, or the FDA chooses to block progress of the trials due to potential Chemistry, Manufacturing and Controls, or CMC, issues or other hurdles or does not approve our NDA for VG1177 or MDT, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan will be materially impaired, our reputation in the industry and in the investment community would likely be significantly damaged and the price of our stock would likely decrease significantly.

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our product candidates, or limit the scope of any approved label or market acceptance.

If VG1177, MDT, or any of our product candidates, prior to, or after any approval for commercial sale, cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may interrupt, delay or halt clinical trials;
•	regulatory authorities may deny regulatory approval of our product candidates;
•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a risk evaluation and mitigation strategy, or REMS;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or limitations on the indications for use;
•	we may be required to change the way the product is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; or
•	our reputation may suffer.

We may voluntarily suspend or terminate our planned clinical trials if, at any time, we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that our product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized. In addition, regulatory agencies, institutional review boards or data safety monitoring boards may, at any time, order the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any planned clinical trial of VG1177, MDT or any other of our product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us, or our partners, from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our strategic alliance partners. As of the date of this filing, we have had no adverse events in our P-IND Phase I study of MDT.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we intend to sell VG1177 and MDT if, and when, they are approved. For example, we will have to adhere to all regulatory requirements including the FDA’s current Good Clinical Practices, Good Laboratory Practice and Good Manufacturing Practices requirements. If we fail to comply with applicable regulations, including FDA pre-or post-approval current Good Manufacturing Practices requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies.

If VG1177 or MDT is approved in the United States, it will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with current Good Manufacturing Practices. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of the product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;
•	impose civil or criminal penalties;
•	suspend regulatory approval;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from VG1177 or MDT. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our Company and our operating results will be adversely affected. Additionally, if we are unable to generate revenue from sales of VG1177 or MDT, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. We expend significant resources on compliance efforts and such expenses are unpredictable and might adversely affect our results. Changing laws, regulations and standards might also create uncertainty, higher expenses and increase insurance costs.

We are substantially dependent on our ability to successfully and timely complete clinical trials and obtain regulatory approval to market our most advanced product candidates, VG1177 and MDT. Our business will be materially harmed and our stock price adversely affected if regulatory approval is not obtained with respect to these product candidates.

We intend to file an IND with the FDA for VG1177. Due to the inability of our multiple pharmacokinetic and pharmacodynamic methods to produce a proper dose response curve, we intend to modify VG1177 to increase stability, improve tolerability, and improve solubility. Pharmacokinetics refers to the direct study and measurement of compounds in the blood as a function of time. Pharmacodynamics in this case refers to using a biological response as a proximal measurement of a compound’s concentration in the body as a function of time. “

Stability refers to a compounds ability to resist degradation and decomposition. Tolerability refers to how well a biological system responds to a compound or a compound’s formulation, the latter includes the chemicals that allow the compound to be introduced into the biological system. Solubility refers to the propensity for a compound to go into solution for a given solvent or chemical; in this case, we desire VG1177 to possess greater affinity for aqueous or water-like chemicals. These common peptide modifications are not expected to alter VG1177’s biological activity. Once we have completed these modifications and conducted validating studies, we intend to resume our animal safety studies to support IND filing. We intend for lab research to continue using the original sequence of VG1177 in in vitro and in vivo models. Our success will depend, to a great degree, on our ability to obtain the requisite regulatory approval to market VG1177 overseas and in the United States. The process of obtaining regulatory approvals is costly, time consuming, uncertain, and subject to unanticipated delays. In order to obtain the necessary regulatory approval, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the applicable regulatory reviewing agency that VG1177 is both safe and efficacious. There is no assurance that we will be able to do so and, if we do, that the applicable regulatory requirements for approval will have been met. We cannot predict the ability of third party service providers to collect the data from our trials with VG1177, analyze the data, and deliver their final reports to us. There may be significant delays in this process. Regulatory authorities may require additional testing for safety and efficacy, which would result in a substantial delay in the regulatory approval process. If we fail to successfully obtain regulatory approvals for VG1177 or we face significant delays, our business will be materially harmed and our stock price will be adversely affected.

Doctors at Scott & White Healthcare in Temple, Texas, and the Cancer Therapy and Research Center at the University of Texas at San Antonio, are conducting a Phase I Physician’s IND trial for patients with late-stage ovarian cancer utilizing an MDT compound, called hydroxychloroquine, for which we hold the pending patent application for combination with an existing cancer drug, called sorafenib, which is marketed as Nexavar ®. Since its inception in July 2012, the trial has been expanded to encompass solid tumors, including breast, colon, lung, liver, and pancreatic cancers. Our Physician’s Investigational New Drug, or P-IND, Phase I clinical trial on late-stage patients with solid tumors has finished its fourth cohort with maximum dosing, and we are completing the analysis of the results of those trials. This trial is designed to assess the safety of a combination treatment using hydroxychloroquine, or HCQ, and sorafenib. The combination treatment is designed to disrupt the metabolism of the cancer cells, making them more prone to the effects of sorafenib. To date, patients in the P-IND Phase I trial have not experienced unacceptable levels of toxicity. Despite these results, we cannot predict that our future clinical trials will be successful or will be approved by the FDA. If we fail to successfully obtain regulatory approval for our MDT compound or if we face significant delays, our business will be materially harmed and our stock price will be adversely affected.

We depend on various suppliers to supply VG1177, our MDT compounds, and our other products.

We believe our current suppliers can produce sufficient material to support ongoing study of VG1177, our MDT cancer study. However, if approved and/or successful in these studies, we will have to source a manufacturer with significantly larger capacity. With regard to our drug programs and in particular the TPT programs, prior to initiation of the studies it is also required that we secure a manufacturer that will be able to meet production requirements that meet Good Manufacturing Practices and Good Laboratory Practices throughout the development process and possibly through marketing and distribution. Our manufacturer is Ambiopharm, Inc. Ambiopharm synthesizes the peptide on a contract basis for specific amounts. We do not currently have a contract or an exclusivity agreement with Ambiopharm. Ambiopharm is capable of procuring Good Manufacturing Practices grade compounds, but we cannot be certain that they will be able to produce our product in the future. Changing manufacturers of a drug product can involve significant regulatory delay while comparing products made at the old manufacturer with products made at the new manufacturer. Consequently, while changing manufacturers is possible, it is highly desirable to avoid doing so. There is no guarantee that we will be able to find a manufacturer that can meet our production and distribution requirements throughout the life of our drug products. If we are required to change manufacturers, there will likely be significant delays in our ability to study or, if approved, sell our drug products, which would materially harm our business and adversely affect our stock price.

With regard to our MDT compounds, which are used in combination with other existing drugs including drugs that are approved or have been deregistered by the FDA, the availability of such third-party drugs cannot be guaranteed on terms that are reasonable or at all. While we do not anticipate manufacturing issues in the foreseeable future, we are dependent on the University of Texas Health Science Center at San Antonio, or UTHSCSA, for procurement of MDT compounds in our ongoing Phase I P-IND cancer trial. Disruption of the supply of these third party compounds would delay or impair our ability to study our compounds in combination with them, and would have a materially harmful effect on our business and adversely affect our stock price.

Clinical trials are long, expensive and uncertain processes and overseas regulators and the FDA may ultimately not approve any of our product candidates.

We cannot assure you that data collected from pre-clinical studies and clinical trials of our product candidates will be sufficient to support approval by overseas regulators or the FDA, the failure of which could delay our profitability and adversely affect our stock price.

All of our research and development programs are at an early stage and clinical trials are long, expensive, and uncertain processes. Clinical trials may not be commenced or completed on schedule, and government regulators may not ultimately approve our product candidates for commercial sale. Further, even if the results of our pre-clinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including VG1177, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

We rely heavily upon our current collaborative relationships with Dr. Newell Rogers, Dr. Evan Newell and Dr. Brett Mitchell, Scott & White Healthcare and Dr. Richard Tobin, all of whom are engaged in biomedical research related to our product candidates. Because we currently have no product candidates that are approved for sale and ready for commercialization, our success depends upon our ability to maintain our existing collaborative relationships with our key partners. If we are unable to maintain these relationships, we may not be able to meet the requirements for approval by the FDA or other comparable regulatory agencies and we may not achieve or maintain profitability.

For us to receive any significant revenues from sale of our products, our collaborators must advance drug candidates through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its efforts, our ability to commercialize our products may be significantly impaired.

Below is a summary of the compensation that we are obligated to pay to our consultant pursuant to our consulting agreements with them. All options and shares have been adjusted to reflect our 1 for 600 reverse split on November 26, 2012, or the 2012 Reverse Split.

M. Karen Newell Rogers	Fees	$10,000/month (1)
	Bonus Stock Options	16,667 initially 4,167 annually (2)
	Royalty	0.75% of net sales in developed countries 0.125% of net sales in undeveloped countries
	Reimbursement of Expenses	All reasonable expenses incurred in providing services (3)
Evan Newell	Fees	$2,000/month (1)
	Bonus Stock Options	1,667 initially 1,667 annually (2)
	Royalty	0.75% of net sales in developed countries 0.125% of net sales in undeveloped countries
	Reimbursement of Expenses	All reasonable expenses incurred in providing services (4)
Brett Mitchell	Fees	$7,500/3 months (5)
	Reimbursement of Expenses	All reasonable expenses incurred in providing services (6)
Scott & White Healthcare	License Fee	$50,000 initially
	Royalty	3.0% of net sales in developed countries 0.5% of net sales in undeveloped countries
	Minimal Compensation (7)	$20,000 January 1, 2014 $40,000 January 1, 2015 $70,000 January 1, 2016 $100,000 January 1, 2017 $150,000 January 1, 2018 $200,000 each year after
	Milestone Payments	$100,00 conclusion of each Phase I clinical trial $500,000 conclusion of each Phase Ill clinical trial $2,000,000 for each regulatory/market approval
Richard Tobin	Fees	$3,500/month (8)
Leslie Benet	Fees	$10,000 in shares per year
	Reimbursement of Expenses	All reasonable expenses incurred in providing services
Ron Moss	Fees	$300 per hour, not to exceed $5,000 per month
	Reimbursement of Expenses	All reasonable expenses incurred in providing services

(1)	Earned but unpaid fees due automatically accrue under a convertible note with the consultant.

(2)	The exercise price of each annual option shall be the volume weighted average price, or VWAP, for the twenty trading days up to and including January 1 of such year.

(3)	Prior approval is required for any expenses in excess of $750.

(4)	Prior approval is required for any expenses in excess of $500.

(5)	The fee shall be paid in shares of our common stock at a price equal to the volume-weighted average closing price, or VWAP, of the shares for the twenty trading days ending on the date such payment period ends.

(6)	Prior approval is required for any expenses in excess of $100.

(7)	In the event that payment of royalties for the previous year due do not meet or exceed the required minimum annual consideration, royalty payment for the last quarter of the calendar year must include payment of the balance needed to achieve the required minimum.

(8)	The monthly payments shall consist of $2,000 in cash and $1,500 in shares of our common stock.

We also agreed to indemnify the consultants against third party claims brought as a result of their good faith performances of services pursuant to the agreement.

If we fail to establish new collaborative relationships, or if our new collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

We may need to collaborate with additional parties in order to gain approval of our product candidates. As we progress through the FDA approval stages, we may need to enter into agreements in order to conduct the necessary studies. If we cannot obtain the partnership of such third parties on terms that are acceptable, or at all, then we may never be able to sell any of our product candidates and we may fail.

Furthermore, we anticipate needing to enter into new collaborative relationships in the future to manufacture, market and distribute our products. We have not entered into such partnerships and do not expect to until an IND is approved and/or clinical trials in the United States have progressed. It is likely we will grant exclusive commercialization and marketing rights to our products to third parties, and such parties will have substantial control over the continued efforts in their territories and the resources they commit to the programs. Accordingly, the success of the commercialization of our products in some or all territories may substantially depend on the efforts of third parties and is to a degree beyond our control.

For us to receive any significant revenues from sale of our products, any such collaborators must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its efforts, our ability to commercialize our products may be significantly impaired.

Because of the uncertainty of pharmaceutical pricing, reimbursement, and healthcare reform measures, we may be unable to sell our products profitably.

The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been legislative and regulatory changes to the healthcare system recently, including, most notably, the Affordable Care Act. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products under existing laws, including the new Affordable Care Act. It is uncertain whether reimbursement will be available for any of our product candidates if and when they are approved at a rate that is acceptable to most patients, if any reimbursement is available at all. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products, and we may not be able to complete successfully against other companies in our industry and achieve profitability.

Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than us or our collaborators. Existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may provide greater therapeutic benefits for a specific problem, may offer easier delivery or may offer comparable performance at a lower cost. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Further, any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials.

In addition, results of pre-clinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements that could harm the sale of such products. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

RISKS RELATED TO OUR COMMON STOCK

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock is quoted on the OTCQB marketplace. We expect our common stock to continue to be quoted on the OTCQB for the foreseeable future. Broker-dealers may decline to trade in OTCQB stocks given the market for such securities is often limited, the stocks are more volatile and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•	our ability to successfully conceive and to develop new products;
•	our ability to obtain customers and demand for our products;
•	the timing and level of market acceptance of our new products;
•	our ability to successfully manage any future acquisitions of businesses, solutions or technologies; and
•	price and volume fluctuations in the stock market at large which do not relate to our operating performance.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this annual report are:

•	sale of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our shares of common stock;
•	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;
•	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

•	commencement, enrollment or results of our clinical trials of VG1177 or any future clinical trials we may conduct;
•	changes in the development status of VG1177;
•	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned pre-clinical and clinical trials;
•	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for VG1177;
•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
•	unanticipated safety concerns related to the use of VG1177;
•	failures to meet external expectations or management guidance;
•	changes in our capital structure or dividend policy;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets or develop new products;
•	reputational issues;
•	competition from existing technologies and products or new technologies and products that may emerge;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	changes in valuations of similar companies or groups of companies;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
•	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at or above the price you paid for it.

Although our common stock is listed on the OTCQB marketplace, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained. You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

Holders of our Series A Preferred Stock have special voting rights that allow them to out vote all common stock holders on any voting matter.

Our Series A Preferred stock may vote as common stock on all matters requiring shareholder approval. Additionally, the Series A Preferred stock has special voting rights that allow the aggregate Series A Preferred votes to be 1.01 times greater than the aggregate number of votes for the issued and outstanding common stock. This means that the Series A Preferred shareholders may out vote all the common stock shareholders on any and all matters requiring shareholder approval, which may make it difficult to complete some corporate transactions without the support of the Series A Preferred shareholders and may prevent a change in control. As of December 31, 2014, our Chairman of our Board and Vice President of Research and Development held 5,573,725 or 57.4% of the issued and outstanding Series A preferred stock.

Our management holds significant control over our voting stock and may be able to control our Company indefinitely.

Our management has significant control over our voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of December 31, 2014, our management owned or had the rights to acquire 74.9% of our common stock and the Chairman of our Board and Vice President of Research and Development owned 57.4% of the Series A Preferred stock.

ITEM 2. PROPERTIES.

Pursuant to the Strategic Collaboration Agreement, MedBridge Development Company, LLC, or MDC, has agreed to and is currently providing us with approximately 3,000 square feet of office space in Santa Barbara, California, which serves as our principal executive offices. Under this agreement the value of this service as well as other services is convertible into shares of common stock. We do not have any lease agreements in place. We believe that our properties will be adequate to meet our needs through the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, OTC: VGLS, is quoted on the OTCQB marketplace. The following table sets forth the high and low bid prices for our common stock for each quarter during the last two and the current fiscal years as quoted on the OTCQB marketplace. Such OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. All prices have been adjusted to reflect a 1 for 600 reverse stock split, effective November 26, 2012.

	High	Low
For the Fiscal Year Ended December 31, 2013
First Quarter Ended 3/31/13	$0.58	$0.12
Second Quarter Ended 6/30/13	$0.19	$0.05
Third Quarter Ended 9/30/13	$0.50	$0.06
Fourth Quarter Ended 12/31/13	$0.58	$0.20
For the Fiscal Year Ended December 31, 2014
First Quarter Ended 3/31/14	$0.27	$0.17
Second Quarter Ended 6/30/14	$0.25	$0.13
Third Quarter Ended 9/30/14	$0.18	$0.07
Fourth Quarter Ended 12/31/14	$0.12	$0.04

Holders

As of December 31, 2014, we had approximately 1,016 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. At present, we intend to retain our earnings, if any, to finance research and development and expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,000,000	$0.178	6,000,000
Equity compensation plans not approved by security holders	0	n/a	0
Total	18,000,000	$0.178	6,000,000

Equity Incentive Plan

On December 20, 2013, our Board of Directors approved an equity incentive plan which provides for up to 12,000,000 shares of common stock to be issued under the terms and conditions of such plan. This plan was subsequently approved by a majority vote of the stockholders on December 30, 2013. The purpose of the plan is to provide a means by which eligible recipients of stock awards may be given an opportunity to benefit from increases in value of the common stock through the granting of the following stock awards: (i) incentive stock options, (ii) non-statutory stock options, (iii) restricted stock awards and (iv) stock appreciation rights. We, by means of the plan, seek to retain the services of the group of persons eligible to receive stock awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of our Company and our affiliates.

On January 2, 2015, our Board of Directors approved an amendment of the 2013 equity incentive plan to increase the share reserve that may be issued per the plan from 12,000,000 shares of common stock to 18,000,000 shares of common stock. All of the terms of the 2013 equity incentive plan were unaffected by the amendment and remain in full force and effect.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since January 1, 2012, we have issued the securities indicated below. Unless otherwise indicated, each of the securities described below was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) as a transaction not involving a public offering or as a transaction made offshore to non-U.S. persons. None of the offerings were registered or qualified in any jurisdiction. In each case, the number of investors was limited, the investors were either accredited or otherwise qualified, had access to material information about us, and restrictions were placed on the resale of the securities. Certain amounts of the common stock were issued, as noted, as free trading since the consideration rendered for the common stock was rendered more than twelve months prior to the issuance of the common stock. References to pre-split shares and related amounts indicate changes resulting from our 1-for-600 reverse stock split effective November 26, 2012 and references to dates subsequent to that date are for post-split shares. The volume weighted average price, or VWAP, refers to the average closing price of our common stock multiplied by the trading volume for the twenty-day period before the notice of exercise or conversion. All shares listed have been adjusted for the effect of the stock split.

Stock Options issued pursuant to 2013 Equity Incentive Plan adopted in fourth quarter 2013

Fourth Quarter 2013

The following individuals were awarded stock options in the amount indicated pursuant to the above referenced plan. All options were granted at an exercise price of $0.2249 per share, were fully vested on the date of grant, and are exercisable for a period of ten years. Any shares issued on exercise within the first year would be restricted for one year from the date of option grant.

Arthur Keledjian	400,000	David Odell	1,400,000
Leslie Benet	40,000	Marshall C. Phelps	40,000
Brennan de Raad	440,000	Caleb Rhoads	320,000
Haig Keledjian	1,400,000	Eric Rosenberg	40,000
Karen Newell Rogers	440,000	John Tynan	1,400,000

First Quarter 2014

The following individuals were awarded nonstatutory stock options in the amount indicated pursuant to the above referenced plan. All options were granted at an exercise price of $0.223 per share, were fully vested on the date of grant, and are exercisable for a period of ten years. Any shares issued on exercise within the first year would be restricted for one year from the date of option grant.

Arthur Keledjian	100,000	David Odell	350,000
Brennan de Raad	110,000	Caleb Rhoads	80,000
Haig Keledjian	350,000	Eric Rosenberg	10,000
Karen Newell Rogers	115,000	John Tynan	350,000
Richard Tobin	25,000	Garrett Johnson	25,000

Second Quarter 2014

The following individuals were awarded nonstatutory stock options in the amount indicated pursuant to the above referenced plan. All options were granted at an exercise price of $0.17 per share, were fully vested on the date of grant, and are exercisable for a period of ten years. Any shares issued on exercise within the first year would be restricted for one year from the date of option grant.

Arthur Keledjian	100,000	David Odell	350,000
Brennan de Raad	110,000	Caleb Rhoads	80,000
Haig Keledjian	350,000	Eric Rosenberg	10,000
Karen Newell Rogers	115,000	John Tynan	350,000
Robin Tobin	25,000	Garrett Johnson	25,000

Third Quarter 2014

The following individuals were awarded nonstatutory stock options in the amount indicated pursuant to the above referenced plan. All options were granted at an exercise price of $0.075 per share, were fully vested on the date of grant, and are exercisable for a period of ten years. Any shares issued on exercise within the first year would be restricted for one year from the date of option grant.

Arthur Keledjian	100,000	David Odell	350,000
Brennan de Raad	110,000	Caleb Rhoads	80,000
Haig Keledjian	350,000	Eric Rosenberg	10,000
Karen Newell Rogers	115,000	John Tynan	350,000
Robin Tobin	25,000	Garrett Johnson	25,000

Fourth Quarter 2014

The following individuals were awarded nonstatutory stock options in the amount indicated pursuant to the above referenced plan. All options were granted at an exercise price of $0.07 per share, were fully vested on the date of grant, and are exercisable for a period of ten years. Any shares issued on exercise within the first year would be restricted for one year from the date of option grant.

Arthur Keledjian	100,000	David Odell	350,000
Jill Himlan	110,000	Caleb Rhoads	80,000
Haig Keledjian	350,000	Eric Rosenberg	10,000
Karen Newell Rogers	115,000	John Tynan	350,000
Robin Tobin	25,000	Garrett Johnson	25,000
Leslie Benet	10,000	Marshall Phelps	10,000

Issuances of Unregistered Shares of Common Stock

On April 30, 2006, we entered into a consulting agreement with Louis W. Sullivan pursuant to which he provided health insurance policy advising services in exchange for $8,000. On April 6, 2012, we issued 667 shares of common stock to Mr. Sullivan, valued at $12.00 per share.

On September 14, 2007, we entered into a six-month consulting agreement with Anthony Freda, Jr. pursuant to which Mr. Freda provided us with business advisory services in exchange for 667 restricted common shares, as well as 83 warrants at $90.00 per share. On August 25, 2010, we entered into an extension addendum and on February 6, 2012, where we provided Mr. Freda consideration of 2,083 shares of common stock. On February 24, 2012, we issued 2,083 shares of common stock to Mr. Freda.

On January 1, 2008, we entered into a consulting agreement with Marshall C. Phelps pursuant to which he provided advisory services in exchange for common stock. On December 15, 2011, we entered into an extension and confirmation agreement with Marshall C. Phelps. On April 6, 2012, we issued 667 shares of common stock to Mr. Phelps.

On March 5, 2008, we entered into an unsecured revolving credit note with Best Investments, which is owned and controlled by Haig Keledjian. On April 30, 2012, we issued 10,947 shares of common stock valued at $6.84 per share to Haig Keledjian in partial satisfaction of the note. On January 7, 2014, we issued 285,714 shares valued at $0.07 per share, including 285,714 warrants at $0.105 per share to Haig Keledjian in partial satisfaction of the note.

Effective October 1, 2008, we entered into a marketing and publication agreement with Imperial Consulting Network pursuant to which we agreed to compensate Imperial Consulting Network in common stock for their services. On January 27, 2012, we issued Imperial Consulting Network 13,333 shares of our common stock valued at $12.00 per share as final payment for services rendered through December 31, 2010.

Effective January 13, 2009, we entered into a consulting agreement with Leslie Benet for advisory services. On November 13, 2014 we issued 19,000 shares valued at $0.0750 per share in satisfaction of services rendered from October 1, 2010 to September 30, 2014. On January 27, 2015 we issued 2,500 shares to Leslie Benet for services rendered from October 1, 2014, to December 31, 2014.

Effective October 1, 2009, we entered into a consulting services agreement with JTL Enterprises Corp for financial services. On January 1, 2011, we entered into an addendum to the consulting services agreement. On January 23, 2012, we issued 7,275 shares of common stock to designees of JTL Enterprises Corp, in exchange for services earned in 2010 and 2011, valued at $6.00 per share. On January 30, 2012, we issued 2,392 shares to designees of JTL Enterprises Corp, in exchange for services earned in 2010 and 2011, valued at $6.00 per share.

On January 8, 2010, we entered into a consulting agreement with John Michael Johnson pursuant to which he provided investor relations services in exchange for 1,667 shares for the first 6 months. On July 6, 2012, we issued 3,333 shares of common stock valued at $12.00 per share to Mr. Johnson for services rendered between January 8, 2010 and January 7, 2011.

On February 3, 2010, we entered into an extension agreement extending our original consulting agreement dated July 1, 2006 with Eric Rosenberg pursuant to which he provided us with research and medical consulting services in exchange for $3,750 per month. On February 1, 2012, pursuant to the terms of the agreement, we issued a non-interest bearing convertible debenture to Mr. Rosenberg in the amount of $52,500 for unpaid services that matured on June 30, 2012. On June 20, 2013, we issued a second note to Mr. Rosenberg in the amount of $70,750 with a 1% per annum interest rate that matured on June 30, 2013. Subsequently on September 30, 2013, Stephen B. Schott acquired the notes from Mr. Rosenberg. On December 27, 2012, we issued 500,000 shares valued at $0.05 per share to Mr. Schott.

On June 21, 2010 we entered into a subscription agreement with Myron and Sandi Rosenaur pursuant to which they purchased 167 units of stock, comprised of one share of common stock and one warrant to purchase common stock at a price of $12.00 per unit. Pursuant to this agreement, we issued Myron and Sandi Rosenaur 167 shares of our common stock on January 9, 2012. The 167 warrants expired on January 30, 2014 pursuant to the terms of the subscription agreement.

On July 1, 2010, we issued an unsecured convertible note in the amount of $250,000 at 5% interest per annum to DMBM, Inc. On January 11, 2012, we issued 37,962 shares of common stock to DBMB valued at $1.50 per share in partial satisfaction of the note in the amount of $56,943.

On August 1, 2010, we entered into a consulting agreement with SheehanBoyce, LLC pursuant to which SheehanBoyce provided scientific advising in exchange for $12,000. On April 6, 2012, we issued 1,000 shares to SheehanBoyce, valued at $12.00 per share.

On August 5, 2010, we entered into a consulting agreement with Patton Capital Corp pursuant to which Patton Capital Corp provided us with transaction listing services. In exchange for these services we agreed to pay a monthly fee of $8,000 and to issue 11 million pre-split warrants to purchase our common stock. On February 24, 2012, we issued 6,136 shares of common stock valued at in satisfaction of $72,000 owed for their services.

On August 17, 2010, we entered into a subscription agreement with Rodney Williams pursuant to which he purchased 1,667 units of stock, comprised of 500,000 shares of common stock at a price of $24.00 per unit and 500,000 warrant shares to purchase common stock at a price of $18.00 per unit. Pursuant to this agreement, we issued Mr. Williams 1,667 shares of our common stock on March 14, 2012 and 833 warrants that expired on August 17, 2012.

On October 19, 2010, we entered into a settlement agreement and mutual release with Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, or T&T, and issued them a convertible debenture in the amount of $1,900,000. On November 8, 2011, we issued 136,093 shares in satisfaction of $1,000,000 of this indebtedness. On February 15, 2013, we entered into a debenture purchase agreement with DMBM, Inc. whereby DMBM was obligated to pay $450,000 to T&T in exchange for a convertible note. In March 2013, DMBM satisfied $37,500 in debt and on February 26, 2013 we issued 187,500 shares valued at $0.10 per share to DMBM, Inc. and on April 2, 2013, we issued 187,500 shares valued at $0.10 per share to DMBM in full satisfaction for this partial satisfaction. Thereafter, as a result of DMBM’s failure to perform beyond payment of $37,500, we entered into a debt settlement modification agreement with T&T and issued to them a convertible debenture in the amount of $862,500, maturing January 1, 2020 and bearing interest at 0.35% per annum. This note is generally convertible at the 15 day volume weighted average price, or VWAP, prior to conversion.

On December 31, 2010, we issued a convertible debenture to Wonderland Capital Corp. in the amount of $183,758 based on promissory notes between DMBM and us from January 1, 2010 to May 21, 2010 purchased by Wonderland. As of November 5, 2014, the remaining balance on that note was terminated and replaced by a new convertible debenture and warrant purchase agreement for $22,296.97. On January 30, 2015, we issued 318,528 shares valued at $0.0700 per share in full satisfaction of the convertible debenture. We also issued a warrant for 89,188 shares exercisable on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.53 per share.

On January 1, 2011, we entered into a consulting agreement with Robert Berliner pursuant to which he provided us with legal services in exchange for $5,000 per month. On November 29, 2013, we issued 464,338 shares valued at $0.06 per share to Mr. Berliner.

On January 1, 2011, we entered into a consulting agreement with Monica Ord pursuant to which she provided business services in exchange for $16,250 per month. Pursuant to the agreement, all unpaid amounts were automatically added to a convertible note with a maturity date of December 31, 2015. Ms. Ord was terminated effective December 31, 2012. On March 14, 2012, we issued Ms. Ord 139, 204 shares of our common stock valued at $9.66 per share.

On January 1, 2011, we entered into a consulting agreement with Michael Capizzano pursuant to which he provided us with legal services in exchange for $12,500 per month. On January 1, 2013, we issued two convertible notes in the amount of $20,300 and $3,535 to Michael Capizzano related to a debt settlement and for expenses, respectively, advanced to us pursuant to the consulting agreement. The shares were to be issued at a 20% discount. On August 20, 2013, we issued 425,435 shares comprised of 369,435 shares valued at $0.06767 per share and 56,000 shares valued at $0.07143 per share to Mr. Capizzano for services rendered for the months ending June 30, 2012 and July 31, 2012. On January 9, 2014, we issued 150,000 shares valued at $0.14 per share to Mr. Capizzano for services rendered for the months ending April 30, 2012 and May 31, 2012. On February 13, 2014, we issued 170,250 shares valued at $0.14 per share to Mr. Capizzano in full satisfaction of the two convertible notes for $20,300 and $3,535 described above. On August 1, 2014, we issued 832,918 shares valued at $0.1501 per share to Mr. Capizzano, dba Bastiat Consulting, Ltd., for services rendered between November 2011 - March 2012 and August 2012 - December 2012.

On January 26, 2011, we entered into a consulting agreement with Martin E. Weisberg pursuant to which he provided us with legal services in exchange for $5,000 per month for a period of one year. On February 24, 2012, we issued 11,538 shares valued at $11.70 per share and on April 30, 2012, we issued 4,277 shares valued at $8.76 per share.

On February 10, 2011, we entered into a services agreement with Combustion Studios Inc. pursuant to which Combustion Studios provided business support services in exchange for $15,000. On April 6, 2012, we issued 1,250 shares of common stock to Combustion Studios, valued at $12.00 per share.

On March 25, 2011, we entered into a letter agreement in the amount of $100,000 to Wonderland Capital Corp for the right to loan us two tranches of $50,000 each. On the same date, Wonderland Capital Corp entered into an agreement with DMBM, Inc. to transfer the right and title of the Agreement to DMBM. Thereafter, DMBM made two payments of $50,000 and we issued DMBM a promissory note dated March 25, 2011. On April 27, 2012 and May 8, 2012, we issued 33,333 and 33,333 shares of common stock respectively to DMBM, valued at $1.50 per share in partial and full satisfaction, respectfully, of the note.

In March and April, 2011, we entered into a note purchase agreement in the amount of $266,547, including accrued interest of $29,219, with DMBM, Inc., for the assumption of debt owed to University License Equity Holdings, Inc. and the University of Vermont originally incurred in December 2009. On October 6, 2011, we entered into a release and settlement agreement with DMBM. On February 22, 2012, we issued 16,667 shares to DMBM valued at $1.20 per share. On March 20, 2012, we issued 16,667 shares of common stock to DMBM related to the April 11, 2011 note purchase agreement and subject to the October 6, 2011 release and settlement agreement, valued at $1.50 per share. On March 28, 2012, we issued 16,667 shares of common stock to DMBM related to the April 11, 2011 note purchase agreement and subject to the October 6, 2011 release and settlement agreement, valued at $1.50 per share. On August 15, 2012, we issued 100,000 shares valued at $0.30 per share to DMBM in partial satisfaction of the note. On August 23, 2012, we issued 100,000 shares valued at $0.30 per share to DMBM in partial satisfaction of the note. On November 7, 2012, we issued 106,667 shares valued at $0.075 per share to DMBM in partial satisfaction of the note. On November 15, 2012, we issued 160,000 shares valued at $0.075 per share to DMBM in partial satisfaction of the note. On December 31, 2012, we issued 146,666 shares valued at $0.15 per share to DMBM in partial satisfaction of the note. On May 28, 2014, we issued 76,127 shares of common stock valued at $0.1955 per share to the University of Vermont for interest on the December 3, 2009 note accrued prior to the sale to DMBM.

On October 25, 2011, we issued a restated convertible debenture, or RCD, in the amount of $34,000 to DMBM, Inc. based on loans advanced to us by DMBM from October 11, 2011 to October 25, 2011. On October 31, 2012, we issued 90,667 shares valued at $0.375 per share to DMBM in full satisfaction of the note.

On November 3, 2011, we issued a convertible debenture to DMBM, Inc. in the amount of $611,700 based on loans advanced to us by DMBM from January 1, 2011 through November 3, 2011. On February 8, 2012, March 2, 2012, April 10, 2012, May 8, 2012, June 18, 2012 and July 16, 2012 we issued 46,000, 41,333, 25,667, 55,000, 8,333 and 33,333 shares of common stock to DMBM, respectively, valued at $1.50 per share in partial satisfaction of the note. On July 5, 2012, we issued 26,000 shares valued at $1.50 per share to DMBM in partial satisfaction of the debenture. On August 2, 2012, we issued 50,000 shares valued at $1.00 per share to DMBM in partial satisfaction of this debenture. On August 14, 2012, we issued 16,667 shares valued at $1.50 per share to Two Knights and a Queen, Inc., at the direction of DMBM, in partial satisfaction of the November 3, 2011 debenture.

On November 25, 2011, we issued a RCD in the amount of $64,000 to DMBM, Inc. based on loans advanced to us by DMBM from November 1, 2011 through November 25, 2011. On January 9, 2013, we issued 150,000 shares valued at $0.14 per share to DMBM in partial satisfaction of the RCD. On January 14, 2013, we issued 150,000 shares valued at $0.14 per share to DMBM in full satisfaction of the RCD.

On December 15, 2011, we entered into a consulting agreement with Dr. Brett Mitchell pursuant to which he provided us research and medical consulting services in exchange for $7,500 per each three month term. On September 19, 2012, we issued 2,321 shares of common stock valued at $6.72 per share to Dr. Mitchell. On November 20, 2014, we issued 421,620 shares of common stock valued at $0.1601 per share to Dr. Mitchell in satisfaction of accrued expenses totaling $67,500. On January 27, 2015, we issued 123,967 shares of common stock valued at $0.0605 per share to Dr. Mitchell for services rendered from October 1, 2014 to December 31, 2014.

On December 15, 2011, we extended our consulting agreement with Richard Gerstner that was originally entered into on January 1, 2008 pursuant to which Mr. Gerstner provided us with business strategy services. On February 28, 2012, we issued 667 shares of common stock at $12.00 per share to Mr. Gerstner pursuant to the extension in satisfaction of the amounts owed for the two years ended December 31, 2011.

On December 23, 2011, we issued a RCD in the amount of $64,000 to DMBM, Inc. based on loans advanced to us by DMBM from December 2, 2012 to December 23, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013. On January 24, 2013, we issued 142,857 shares valued at $0.14 per share to DMBM in partial satisfaction of the RCD. On January 30, 2013, we issued 142,857 shares valued at $0.14 per share to DMBM in partial satisfaction of the RCD. On February 5, 2013, we issued 171,428 shares valued at $0.14 per share to DMBM in full satisfaction of the RCD.

On January 27, 2012, we issued a RCD in the amount of $73,000 to DMBM, Inc. based on loans advanced to us by DMBM from January 1, 2012 to January 27, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013. On February 12, 2013, we issued 162,337 shares valued at $0.154 per share to DMBM. On February 19, 2013, we issued 155,844 shares valued at $0.154 per share to DMBM in partial satisfaction of the RCD. On February 22, 2013, we issued 155,844 shares valued at $0.154 per share to DMBM in full satisfaction of the RCD.

On February 22, 2012, we entered into an extension agreement of the consulting agreement dated June 1, 2008 with C. Edward Koop pursuant to which he provided medical consulting services in exchange for common stock. On April 30, 2012, we issued 2,000 shares of common stock valued at $12.00 per share for the services that Mr. Koop rendered in the years ended May 31, 2009, 2010 and 2011.

On February 28, 2012, we issued a RCD in the amount of $137,000 to DMBM, Inc., based on loans advanced to us by DMBM from February 1, 2012 to February 28, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013. On March 1, 2013, we issued 200,000 shares valued at $0.14 per share to DMBM in partial satisfaction of the RCD. On March 14, 2013, we issued 241,312 shares valued at $0.1036 per share to DMBM in partial satisfaction of the RCD. On March 21, 2013, we issued 218,818 shares valued at $0.0914 per share to DMBM in partial satisfaction of the RCD. On March 28, 2013, we issued 251,572 shares valued at $0.0954 per share to DMBM in partial satisfaction of the RCD. On April 23, 2013, we issued 244,618 shares valued at $0.1022 per share to DMBM in partial satisfaction of the RCD. On April 30, 2013, we issued 156,250 shares valued at $0.096 per share to DMBM in full satisfaction of the RCD.

On February 29, 2012, we entered into a subscription agreement in the amount of $20,000 with Anthony Freda, Jr. On August 26, 2014, we issued 13,333 shares of common stock valued at $1.5000 per share.

On March 1, 2012, we entered into a subscription agreement with Robert Siegel pursuant to which he purchased 16,667 units of stock, comprised of one share of common stock and one warrant to purchase common stock at a price of $1.50 per unit. Pursuant to this agreement, we issued Mr. Siegel 16,667 shares of our common stock on April 30, 2012 and 16,667 warrants, which expired on March 1, 2014.

As of April 27, 2012, we issued a RCD in the amount of $80,000 to DMBM, Inc. based on loans advanced to us by DMBM from April 1, 2012 to April 27, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013. On November 13, 2013, we issued 350,000 shares valued at $0.0492 per share to DMBM in partial satisfaction of the RCD. On November 26, 2013, we issued 120,845 shares valued at $0.1655 per share to DMBM in partial satisfaction of the RCD. On December 10, 2013, we issued 156,095 shares valued at $0.21 per share to DMBM in full satisfaction of these RCDs. The balance of $10,000 was applied against a $75,000 penalty assessed to DMBM in full satisfaction of the note.

On May 24, 2012, June 30, 2012, and July 31, 2012, we entered into RCD’s in the amounts of $99,000, $84,000, and $39,500, respectively, with DMBM, Inc. for cash advanced to us by DMBM from May 1, 2012 through July 31, 2012. On February 21, 2014, we issued 785,760 shares valued at $0.1599 per share to DMBM in full consideration of these restated convertible debentures, adjusting for allowances and penalties.

As of March 30, 2012, we issued a RCD in the amount of $152,000 to DMBM, Inc. based on loans advanced to us by DMBM from March 1, 2012 to March 30, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013. On May 3, 2013, we issued 269,106 shares valued at $0.0929 per share to DMBM. On May 16, 2013, we issued 240,673 shares valued at $0.0831 per share to DMBM. On May 22, 2013, we issued 256,410 shares valued at $0.078 per share to DMBM. On June 6, 2013, we issued 286,532 shares valued at $0.0698 per share to DMBM. On June 13, 2013, we issued 226,586 shares valued at $0.0662 per share to DMBM. On June 19, 2013, we issued 273,311 shares valued at $0.05488 per share to DMBM. On July 1, 2013, we issued 277,777 shares valued at $0.054 per share to DMBM. On July 3, 2013, we issued 432,900 shares compromised of 282,900 shares valued at $0.0462 per share to DMBM and 150,000 shares valued at 40.0462 per share to Two Knights and a Queen, Inc., at the direction of DMBM, in full satisfaction of the note.

On May 7, 2012, we entered into a subscription agreement in the amount of $11,000 with Leslie Holst. On August 20, 2014, we issued 73,333 shares of common stock valued at $0.1500 per share.

As of May 24, 2012, we issued a RCD in the amount of $99,000 to DMBM, Inc. based on loans advanced to us by DMBM from May 1, 2012 to May 24, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013. As of June 22, 2012, we issued a restated convertible debenture in the amount of $84,000 to DMBM based on loans advanced to us by DMBM from June 1, 2012 to June 22, 2012. As of July 31, 2012, we issued an RCD in the amount of $39,500 to DMBM based on loans advanced to us by DMBM from July 1, 2012 to July 31, 2012. On December 18, 2013, we issued 256,739 shares valued at $0.1558 per share to DMBM in partial satisfaction of the May 24, 2012 RCD. On January 14, 2014, we issued 785,760 shares valued at $0.1559 per share to DMBM, including credits and penalties totaling $25,000 and $35,000, respectively, in full satisfaction of these RCDs.

On June 6, 2012, we entered into a subscription agreement in the amount of $40,000 with Jim O’Callaghan. On November 20, 2014, we issued 13,333 shares of common stock valued at $3.0000 per share.

On July 31, 2012, we issued a convertible debenture to Robert Siegel in the amount of $75,000 based on funds advanced to us by Siegel between August 3, 2012 and August 20, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $75,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 300,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share.

On August 14, 2012, we issued a convertible debenture to Ken Kopf in the amount of $30,000 based on funds advanced to us by Kopf between July 30, 2012 and August 15, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $30,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 120,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share.

On August 29, 2012, we issued a convertible debenture to Anthony Freda, Jr. in the amount of $10,000 based on funds advanced to us by Anthony Freda Jr. on September 6, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $10,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 40,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share. On February 6, 2015, we issued 53,837 shares valued at $0.0588 per share in consideration for $2,500 of principal and $665.59 of interest on the new note.

As of August 30, 2012, we issued a RCD in the amount of $1,000 to DMBM based on loans advanced to us by DMBM on August 24, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013. We have not issued any shares to DMBM related to this convertible debenture.

On September 14, 2012, we amended various convertible debentures held by DMBM spanning from July 2011 – August 2012. On September 20, 2012, we issued 106,667 shares valued at $0.075 per share to DMBM in partial satisfaction of these notes. On September 27, 2012, we issued 86,667 shares valued at $0.075 per share to DMBM in partial satisfaction of these notes. On October 11, 2012, we issued 86,667 shares valued at $0.075 per share to DMBM in partial satisfaction of these notes. On October 31, 2012, we issued 90,667 shares valued at $0.375 per share to DMBM in partial satisfaction of these notes.

As of September 30, 2012, we issued a RCD in the amount of $54,000 to DMBM based on loans advanced to us by DMBM from September 1, 2012 to September 30, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013.

As of October 31, 2012, we issued a RCD in the amount of $15,000 to DMBM based on loans advanced to us by DMBM from October 1, 2012 to October 31, 2012. As of November 30, 2012, we issued another RCD in the amount of $15,000 to DMBM based on loans advanced to us by DMBM from June 1, 2012 to June 22, 2012. On March 25, 2014, we issued 359,947 shares valued at $0.1528 per share to DMBM, including a $29,000 credit we received from DMBM related to penalties, in full satisfaction of these RCDs.

Effective January 1, 2013, we amended the September 30, 2012, October 31, 2012, and November 30, 2012 RCDs with DMBM, Inc. pursuant to an amended and restated amendment to convertible debentures. On March 25, 2014, we issued 359,947 shares valued at $0.1528 per share to DMBM in full satisfaction of these restated convertible debentures, adjusting for allowances and penalties.

On October 1, 2012, we issued a convertible debenture to Morales Investment Trust in the amount of $50,000 based on funds advanced to us by Morales on October 1, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $50,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 200,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share.

On October 2, 2012, we issued a convertible note in the amount of $50,000 to Sandra Valentine with an interest rate of 6% and a maturity date of October 1¸ 2013. On April 3, 2014, we issued 214,398 shares of common stock valued at $0.25932 per share to Ms. Valentine in satisfaction of the note and accrued interest.

As of December 1, 2012, we entered into a consulting agreement with Anthony Freda, Jr. pursuant to which Mr. Freda provided us with business advisory services. In exchange for such services Mr. Freda accrued $2,777 of fees each month until the termination of the agreement on March 31, 2014. On January 14, 2015 we issued 370,267 shares of common stock to Mr. Freda to fully satisfy this accrual.

As of December 13, 2012, we issued a RCD in the amount of $20,500 to DMBM, Inc. based on loans advanced to us by DMBM from December 12, 2012 to December 14, 2012, which has been amended pursuant to an amended and restated amendment to convertible debentures, effective January 1, 2013. On May 5, 2014, we issued 443,723 shares valued at $0.0462 per share to DMBM in full satisfaction of the RCD. There was an error in the conversion calculation price per share for this issuance, which was reconciled on July 16, 2014 and August 12, 2014.

On January 1, 2013, we entered into a consulting agreement with BlueWater Advisory Group for public relation services. On February 26, 2014, we issued 8,333 shares valued at $0.18001 per share to BlueWater Advisory Group. On March 6, 2014, we issued 18,367 shares valued at $0.16334 per share to BlueWater Advisory Group. On April 16, 2014, we issued 37,218 shares valued at $0.1209 per share to BlueWater Advisory Group. On May 5, 2014, we issued 74,436 shares valued at $0.06045 per share to BlueWater Advisory Group for consulting services in partial satisfaction of the debt. On July 1, 2014, we issued 46,154 shares valued at $0.0650 per share to BlueWater Advisory Group for consulting services in partial satisfaction of the debt. On August 8, 2014, we issued 60,000 shares valued at $0.0500 per share and 85,714 shares valued at $0.0350 per share to BlueWater Advisory Group in partial satisfaction of the debt.

As of January 30, 2013, we issued a convertible debenture in the amount of $64,000 to DMBM, Inc. based on loans advanced to us by DMBM from January 1, 2013 to January 30, 2013. On May 28, 2014, we issued 900,000 shares valued at $0.05 per share to DMBM in partial satisfaction of the convertible debenture. We were credited 100,000 shares in order to partially reconcile the May 8, 2014 issuance error. We also issued a warrant for 1,000,000 shares at an exercise price of $0.07 and 1,000,000 shares at an exercise price of $0.25 exercisable on a cashless basis expiring three years from the date of issuance. On July 16, 2014, we issued 800,000 shares valued at $0.05625 per share to DMBM in full satisfaction of the convertible debenture as well as partial satisfaction of the February 28, 2013 debenture below. We were credited 100,000 shares in order to partially reconcile the May 8, 2014 issuance error. We also issued a warrant for 900,000 shares at an exercise price of $0.07 and 900,000 shares at an exercise price of $0.25 exercisable on a cashless basis expiring three years from the date of issuance.

As of February 20, 2013 we entered into a services agreement with RJL Computer Consulting pursuant to which RJL provided us with computer equipment and IT services. In exchange for such services we issued 500,000 shares of common stock on January 27, 2015 valued at $0.0696 per share to RJL.

As of February 28, 2013, we issued a convertible debenture in the amount of $52,800 to DMBM, Inc. based on loans advanced to us by DMBM from February 1, 2013 to February 28, 2013. On July 16, 2014, we issued 800,000 shares valued at $0.05625 per share to DMBM in partial satisfaction of the convertible debenture as well as full satisfaction of the January 30, 2013 debenture. We were credited 100,000 shares in order to partially reconcile the May 8, 2014 issuance error. On August 12, 2014, we issued 861,260 shares valued at $0.0561 per share to DMBM in satisfaction of the convertible debenture as well as partial satisfaction of the March 20, 2013 and April 18, 2013 debentures. We were credited 104,740 shares in order to partially reconcile the May 8, 2014 issuance error. We also issued a warrant for 966,000 shares at an exercise price of $0.07 and 966,000 shares at an exercise price of $0.25 exercisable on a cashless basis expiring three years from the date of issuance.

As of February 28, 2013, we issued a convertible debenture in the amount of $20,500 to DMBM, Inc. based on loans advanced to us by DMBM on April 18, 2013. We have not issued any shares to DMBM, Inc. related to this convertible debenture.

On March 18, 2013, we entered into an agreement with MedBridge Development Company, or MDC, pursuant to which MDC was to provide us services for $20,000 per month and a line of credit of up to $550,000. On December 19, 2013 we issued 2,008,087 shares to MDC which consisted of 341,297 shares valued at $0.1465 per share for conversion of a $50,000 note; 597,270 shares valued at $0.1465 per share for cash advanced to us for management and 1,069,521 valued at $0.1206 per share for administrative services. On April 3, 2014, we issued 516,612 shares to MDC which consisted of 255,973 shares valued at $0.1465 and 260,639 shares valued at $0.2302 per share for administrative services. We also issued related warrants on March 12, 2014 for 255,973 and 260,639 shares on a cashless basis at an exercise price of $0.15 and $0.26 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On April 16, 2014, we issued 560,435 shares to MDC which consisted of 255,973 shares valued at $0.1465 and 304,462 shares valued at $0.19707 per share for administrative services. We also issued related warrants on April 3, 2014 for 255,973 and 304,462 shares on a cashless basis at an exercise price of $0.15 and $0.22 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On July 14, 2014, we issued 255,973 shares to MDC valued at $0.1465 and 364,916 shares valued at $0.1644 per share for administrative services. We also issued related warrants on July 9, 2014 for 255,973 and 364,916 shares on a cashless basis at an exercise price of $0.15 and $0.18 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On October 15, 2014, we issued 255,973 shares to MDC valued at $0.1465 and 514,007 shares valued at $0.1167 per share for administrative services. We also issued related warrants on October 6, 2014 for 255,973 and 514,007 shares on a cashless basis at an exercise price of $0.15 and $0.13 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On January 13, 2015, we issued 836,177 shares to MDC valued at $0.1465 and 793,651 shares valued at $0.0756 per share for administrative services. We also issued related warrants on January 6, 2015 for 836,177 and 793,651 shares on a cashless basis at an exercise price of $0.15 and $0.08 per share, respectively, expiring 18 months after a two year lock up from the date of issuance.

As of March 20, 2013, we issued a convertible debenture in the amount of $6,000 to DMBM, Inc. based on loans advanced to us by DMBM from March 1, 2013 to March 20, 2013. On August 12, 2014, we issued 861,260 shares valued at $0.0561 per share to DMBM in satisfaction of the convertible debenture as well as satisfaction of the February 28, 2013 and April 18, 2013 debentures. We were credited 104,740 shares in order to partially reconcile the May 8, 2014 issuance error.

As of April 18, 2013, we issued a convertible debenture in the amount of $20,500 to DMBM, Inc. based on loans advanced to us by DMBM on April 18, 2013. On August 12, 2014, we issued 861,260 shares valued at $0.0561 per share to DMBM in satisfaction of the convertible debenture as well as satisfaction of the February 28, 2013 and April 18, 2013 debentures. We were credited 104,740 shares in order to partially reconcile the May 8, 2014 issuance error.

On May 7, 2013, we issued 2 shares due to a rounding error.

On July 1, 2013, we entered into a consulting agreement with Richard Tobin for research and development services. On August 20, 2014 we issued 109,517 shares valued at $0.1781 per share in satisfaction of $1,500 worth of services accrued each month from July 1, 2013 to July 31, 2014. On November 11, 2014, we issued 27,001 shares valued at $0.1111 per share in satisfaction of $1,500 worth of services accrued each month from August 1, 2014 to September 30, 2014. On January 27, 2015, we issued 58,175 shares valued at $0.0774 per share in satisfaction of $1,500 worth of services accrued each month from October 1, 2014 to December 31, 2014.

On July 1, 2013, we and DMBM, Inc. executed a release and settlement agreement, or R & S, modifying the conversion price of convertible debentures aggregating $135,000 issued or to be issued by us to JTL Enterprises Corp. These debentures were given in partial consideration of services rendered by JTL for the period from 2012 to June 30, 2013 for a total of $118,750 and thereafter in the amount of $16,250. On April 1, 2012, we issued a convertible debenture to JTL for $54,750. On December 31, 2012, we issued a convertible debenture to JTL for $19,000. On June 30, 2013, we issued a convertible debenture to JTL for $21,000. On August 1, 2013, DMBM and JTL entered into note purchase agreements for these three convertible debentures, dated April 1, 2012, December 31, 2012 and June 30, 2013 for a series of cash payments made to JTL aggregating $94,750. On December 1, 2013, we issued a convertible debenture to JTL for $24,000. On December 1, 2013, DMBM and JTL entered into note purchase agreement for a cash payment made to JTL of $24,000. On December 31, 2013, we issued a convertible debenture to JTL for $11,250. On December 31, 2013, DMBM and JTL entered into note purchase agreement for a cash payment made to JTL of $11,250. On January 31, 2014, we issued a convertible debenture to JTL for $5,000. On January 1, 2014, DMBM and JTL entered into note purchase agreement for a cash payment made to JTL of $5,000. Through September 30, 2014 DMBM has made $121,500 in payments and is delinquent in its payment obligation for the remaining balance of $13,500. JTL has the right to demand that we make payments pursuant to the terms of the original notes. We have not received such demand. The R & S provides that in order to retire the debt we will issue shares of common stock at the lower of $0.05 per share or at a discount of 30% from the average of the closing price for the 14 trading days prior to the date of conversion of the JTL notes acquired by DMBM. On September 11, 2014, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted $68,000 outstanding principal balance and 1,360,000 common shares were issued at $0.05 per share.

On July 13, 2013, MedBridge Venture Fund, LLC, or MVF, agreed to provide up to $2,500,000 in cash advances and services to us. MVF may convert the cash advanced to us of $1,500,000 and the cost of services earned to into shares of common stock at any time, subject to lock-up provisions. MVF also received one warrant to purchase four shares of common stock at $0.45 per share with an exercise date beginning 48 months after the date of the agreement and terminating 60 months after the date of the agreement. On December 20, 2013, MVF converted $120,000 in services owed into 2,040,816 shares of common stock. On December 15, 2014, we issued 4,360,116 shares valued at $0.0588 for $256,375 worth of cash advances received. On December 16, 2014, we issued 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered. On December 18, 2014, we issued 1,592,264 shares valued at $0.0588 for $93,625 worth of cash advances received. On January 28, 2015 we issued 425,170 shares valued at $0.0588 for $25,000 worth of cash advances received. On March 16, 2015, we issued 6,377,551 shares valued at $0.0588 for $375,000 worth of cash advances received, 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered, and 3,011,525 shares valued at $0.0588 for $177,077.67 of accrued interest on the note. Please see Item 9B “Unregistered Sales of Equity Securities” for an in-depth discussion of this issuance.

On August 25, 2013, we issued a subscription agreement in the amount of $5,000 to Rodney Williams, as well as one warrant per share with a price of $1.00 which expire August 25, 2014. On January 14, 2014, we issued 83,333 shares of common stock valued at $0.0588 per share to Mr. Williams.

On October 1, 2013, we issued an unsecured note in the amount of $993,023 with interest of 5% per annum due December 31, 2018 to Best Investments Trust. On December 23, 2013, we issued 2,000,000 shares of common stock valued at $0.24 per share to Best Investments Trust. We also issued a warrant to purchase the same number of shares on a cashless basis within five years at an exercise price of $0.36 per share. On April 1, 2014, we issued 1,030,032 shares valued at $0.2184 per share to Best Investment Trust. We also issued a warrant to purchase the same number of shares on a cashless basis within five years at an exercise price of $0.3276 per share. On May 19, 2014, we issued 188 shares valued at $0.2184 to reconcile a prior issuance error to Best Investments Trust on April 1, 2014. On June 16, 2014, we issued 1,118,764 shares valued at $0.2011 per share. We also issued a warrant to purchase the same number of shares on a cashless basis within five years at an exercise price of $0.30165 per share. On November 7, 2014, we issued 1,005,657 shares valued at $0.0847 per share to satisfy $85,209.30 of the note. We also issued a warrant to purchase the same number of shares on a cashless basis within five years at an exercise price of $0.1300 per share.

On October 1, 2013, we issued an unsecured note in the amount of $63,675.55 with an interest rate of 5% and warrant coverage of 292,808 shares at $0.33 per share to Mary Sinanyan for administrative services provided. On April 1, 2014, we issued 292,808 shares valued at $0.21747 per share to Mary Sinanyan in full satisfaction of the note.

On October 1, 2013, we stopped accruing Mr. Keledjian’s salary to his revolving note and began accruing salary to notes payable. On May 27, 2014, we issued 466,152 shares valued at $0.16089 per share to NICSA Irrevocable Trust, which is controlled by Mr. Keledjian, for $75,000 due to Mr. Keledjian for services in 2013. On November 7, 2014, we issued 3,171,840 shares valued at $0.0.678 per share for $215,000 due to Mr. Keledjian in 2013 and 2014.

On October 28, 2013, we issued 72,000 shares valued at $0.20 per share to Myron Landin, related to JTL Enterprises Corp. in partial consideration for accounting services rendered in the months of January 2012 to September 2012.

On October 28, 2013, we issued 66,000 shares to Myron Landin compromised of 18,000 shares valued at $0.20 per share for accounting services rendered in the months of October 2012 to December 2012, and 48,000 shares valued at $0.15 per share for services rendered in the months of January 2013 to March 2013. These issuances were related to JTL Enterprises Corp. in partial consideration for services rendered in those periods.

On November 29, 2013, we issued 92,000 shares to Samuel Zemsky comprised of 60,000 shares valued at $0.20 per share to for services rendered in the months of January – December 2012 and 32,000 shares valued at $0.15 per share to Myron Landin for services rendered in January-March, 2013, related to JTL Enterprises Corp. in partial consideration for accounting services rendered.

On January 1, 2014 we entered into a services agreement with JTL Enterprises Corp. for accounting services. On March 21, 2014, we issued 289,000 shares of common stock valued at $0.0588 per share to JTL for partial consideration of services rendered January 1, 2014 to January 31, 2014. On April 16, 2014, we issued 335,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered February 1, 2014 to February 28, 2014. On May 27, 2014, we issued 420,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered April 1, 2014 to April 30, 2014. On May 28, 2014, we issued 241,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered March 1, 2014 to March 30, 2014. On July 14, 2014, we issued 331,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered May 1, 2014 to May 31, 2014. On August 8, 2014, we issued 106,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered June 1, 2014 to June 30, 2014. On August 20, 2014, we issued 173,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered July 1, 2014 to July 31, 2014. On October 3, 2014, we issued 135,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered August 1, 2014 to August 31, 2014. On October 31, 2014, we issued 19,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered September 1, 2014 to September 30, 2014. On December 2, 2014, we issued 431,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered October 1, 2014 to October 31, 2014. On January 13, 2015, we issued 54,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered November 1, 2014 to November 30, 2014. On January 27, 2015, we issued 21,000 shares valued at $0.0588 per share to JTL for partial consideration of services rendered December 1, 2014 to December 31, 2014.

On January 24, 2014, we issued a convertible promissory note in the amount of $270,000 with interest of 8% per annum due September 15, 2015 to KED Consulting Group LLC. We also issued a warrant to purchase 1,080,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share.

On February 1, 2014, we entered into a memorandum of understanding with Tg IT, Inc., dba “Anchor Point IT Solutions” for IT services. On March 20, 2015, we issued 93,283 shares, averaging a value of $0.2212 per share, to Tg IT, Inc. for consideration of services rendered from September 1, 2013 to June 30, 2014.

On February 12, 2014, we issued 120,000 shares to JTL Enterprises Corp., comprised of 72,000 shares to Myron Landin and 48,000 shares to Samuel Zemsky, valued at $0.15 per share for accounting services rendered in the months of April – December 2013.

On March 3, 2014, we issued 2,481 shares of common stock valued at $12.0012 per share to Robert A Forrester for legal services rendered in October 2011.

On July 9, 2014, we entered into a convertible promissory note and warrant purchase agreement with Wild Harp Holdings, LLC, pursuant to which Wild Harp Holdings is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued Wild Harp Holdings a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note shall be convertible at the option of Wild Harp Holdings in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount shall automatically be converted into shares of common stock using the same conversion ratio above. In addition, we agree to issue 50,000 shares of our Series B Preferred Stock to Wild Harp Holdings. Wild Harp Holdings is controlled by John P. Tynan, our President and Chief Executive Officer.

On July 9, 2014, we entered into a convertible promissory note and warrant purchase agreement with DW Odell Company, LLC, pursuant to which DW Odell is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued DW Odell a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note shall be convertible at the option of DW Odell in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount shall automatically be converted into shares of common stock using the same conversion ratio above. In addition, we agreed to issue 50,000 shares of our Series B Preferred Stock to DW Odell. DW Odell is controlled by David W. Odell, our Chief Financial Officer.

On July 9, 2014, we entered into the first amendment to the convertible promissory note and warrant purchase agreement with Wild Harp Holdings in order to remove all references to Series B Preferred Shares and removing the agreement to issue 50,000 shares of our Series B Preferred Stock. All other terms and conditions of the convertible promissory note and warrant purchase agreement remain unmodified and in full force and effect.

On July 9, 2014, we entered into the first amendment to the convertible promissory note and warrant purchase agreement with DW Odell Company in order to remove all references to Series B Preferred Shares and removing the agreement to issue 50,000 shares of our Series B Preferred Stock. All other terms and conditions of the convertible promissory note and warrant purchase agreement remain unmodified and in full force and effect.

On August 22, 2014, we entered into a convertible promissory note and warrant purchase agreement with Hock Tiam Tay, pursuant to which Tay provided us $50,000 in cash. In exchange, we issued Tay a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of our common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on November 27, 2015, February 27, 2016, May 27, 2016 and August 27, 2016. The conversion price is $0.113 per share. The warrant has an exercise price of $0.85 per share and shall be exercisable from August 27, 2018 until August 27, 2019. The warrant has a cashless exercise feature.

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

On September 16, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014 except that the defined conversion price of the note is $0.084.

On September 16, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014 except that the defined conversion price of the note is $0.084.

On October 27, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note is $0.065.

On October 27, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note is $0.065.

On November 14, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from November 14, 2018 to November 13, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note is $0.065.

On November 14, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from November 14, 2018 to November 13, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note is $0.065.

On March 19, 2015, we exercised our right to issue a put notice in the amount of $25,000 under our agreement with Dutchess Opportunity Fund II, L.P. The pricing period ran from March 19, 2015 to March 25, 2015 with a suspension price of $0.06 per share. The per share purchase price floor was calculated as $0.0664 in the pricing period. We received $5,713 of these funds and issued 89,800 shares to Dutchess.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the years ended December 31, 2014 and 2013.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this annual report on Form 10-K. This report contains forward-looking statements as defined under the federal securities laws. All statements other than statements of historical facts included in this report regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. Words such as “may,” “will,” “expect,” “might,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Actual results could vary materially from these forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions including, without limitation, those risks and uncertainties contained in the Risk Factors section of this annual report on Form 10-K. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Plan of Operation

Current Studies

Physician’s IND Phase I study

Our Physician’s Investigational New Drug, or P-IND, Phase I clinical trial on late-stage patients with solid tumors is entering its fourth cohort with maximum dosing, and we are completing the analysis of the results of those trials. This trial is designed to assess the safety of a combination treatment using hydroxychloroquine, or HCQ, and a cancer drug sorafenib, which is currently marketed as Nexavar®. The combination treatment is designed to disrupt the metabolism of the cancer cells, making them more prone to the effects of sorafenib. To date, patients in the P-IND Phase I trial have not experienced unacceptable levels of toxicity. On March 14, 2014, we reported two clinical responses in cohort 3 with disease stabilization in a patient with four months of disease stabilization in a patient with metastatic ovarian cancer, which has spread throughout portions of the body, and five months of disease stabilization in a patient with triple-negative breast cancer, which is a type of cancer that does not express three genes that are key to traditional cancer treatment, making treatment more difficult. The final patient in cohort number 3 has stage IV, or metastatic, adenocarcinoma of the lung, which is a common form of lung cancer, and has four separate lung lesions. During the course of the study, the four lesions have all regressed about 20% in size. We hold an exclusive license to the use patent application for this combination treatment.

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

VG1177

In October 2013, we contracted ITR Canada, Inc. to conduct IND-enabling animal safety studies with our patented peptide VG1177. Due to the inability of our multiple pharmacokinetic and pharmacodynamic methods to produce a proper dose response curve, that is, using direct and indirect methods for measuring peptide exposure in vivo, we intend to modify VG1177 to increase stability, improve tolerability, and improve solubility. Stability refers to a compound’s ability to resist degradation and decomposition. Tolerability refers to how well a biological system responds to a compound or a compound’s formulation, the latter includes the chemicals that allow the compound to be introduced into the biological system. Solubility refers to the propensity for a compound to go into solution for a given solvent or chemical; in this case, we desire VG1177 to possess greater affinity for aqueous or water-like chemicals. These common peptide modifications are not expected to alter VG1177's biological activity. Once we have completed these modifications and conducted validating studies, we intend to resume our animal safety studies. Concurrently, we intend for lab research to continue using the original sequence of VG1177 in vivo and in vitro. We now expect these studies to conclude in early 2016. These animal safety studies are the next important step to move toward clinical trials.

Plans

With the completion of the P-IND Phase I study with the combination treatment for solid carcinomas, we anticipate an expanded Phase I trial or a Phase II trial, though we presently do not have the funds to pursue this further development.

We have authorized and funded an animal study to develop our proprietary peptide VG1177, a series of studies that we believe will be complete in early 2016, and assuming adequate funding, we intend to initiate a Phase I study using an injectable form of VG1177 thereafter.

Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. The critical accounting policies affecting our more significant judgments and estimates used in preparation of our financial statements are discussed in Note 2 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. We believe that the following accounting policies are the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage Enterprise

We are a development stage company and will continue to be considered as such until we have our own significant operations and revenues. We do not currently have any revenue and expect to continue to incur substantial additional research, development and operating costs related to the continuation of the development of therapeutic and diagnostic pharmaceutical and medical products.

Impaired Asset Policy

We follow generally accepted accounting policies related to accounting for the impairment or disposal of long-lived assets. This provides for a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operation.

Reclassifications and Restatements

Certain amounts from prior periods have been reclassified with respect to the years ended December 31, 2014 and 2013 to conform to the current period presentation. These reclassifications have not resulted in any material changes to our accumulated deficit of the net losses presented.

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

Basic and Diluted Net Loss Per Share

We compute loss per share in accordance with generally accepted accounting principles, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. The treasury stock method is used to determine the dilutive effects of stock options and warrants. Dilutive loss per share is equal to the basic loss per share for the years ended December 31, 2014 and 2013 because common stock equivalents would have been anti-dilutive.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. We calculate fair value based on assumptions that market participants use in pricing the asset or liability, not on assumptions specific to our Company. In addition, the fair value of liabilities should include consideration of non-performance risk including the entity’s own credit risk.

A fair value hierarchy for valuation inputs is established. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

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

Our financial instruments consist of: cash, notes payable, accounts payable, accrued expenses, and accrued interest, convertible notes payable and various forms of convertible indebtedness. The carrying value of these financial instruments approximates their fair value based on their liquidity, their short-term nature or application of appropriate risk based discount rates to determine fair value. These financial assets and liabilities are valued using level 2 inputs, except for cash, which is at level 1. We are not exposed to significant interest, exchange or credit risk arising from these financial instruments, except that certain convertible instruments may be satisfied in shares of common stock at the option of the holder and in some instances by us, which per share price can fluctuate.

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

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have recorded a full valuation allowance to reduce the deferred tax asset associated with our accumulated losses $16.1 million to zero, which is the amount that is more likely than not to be realized.

Concentration of Credit Risk

We have financial instruments that are exposed to concentrations of credit risk and consist primarily of cash. We routinely maintain cash and temporary cash investments at certain financial institutions and, from time to time, these amounts are substantially in excess of Federal Deposit Insurance Corporation, or FDIC, insurance limits. We believe that these financial institutions are of high quality and the risk of loss is minimal. At December 31, 2014, we had no cash balances in excess of FDIC limits.

Compensated Absences

We have not accrued a liability in accordance with ASC 710, as the amount of the liability cannot be reasonably estimated at December 31, 2014 and 2013.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed.

Results of Operation

	Years Ended December 31,
	2014			2013
EXPENSES:	Total	Non-Cash	All other	Total	Non-Cash	All other
Research and development	$865,702	$113,199	$752,503	$808,517	$246,876	$561,641
Management salaries and fees	981,250	–	981,250	772,432	3,900	768,532
Legal and professional	1,298,253	173,832	1,124,421	874,133	(620)	874,753
Consulting fees	87,061	4,500	82,561	98,421	1,200	97,221
General and administrative	911,355	619,235	292,120	1,354,127	1,188,895	165,232
Total operating expenses	$4,143,621	$910,766	$3,232,855	$3,907,630	$1,440,251	$2,467,379
Derivative benefit (expense)	$679,659	$679,659	$–	$(2,495,663)	$(2,495,663)	$–
Interest (expense)	$(2,759,950)	$(2,759,950)	$–	$(1,075,905)	$(1,075,905)	$–

Revenue

We have not generated any revenue from product sales or royalties from product sales to date. We do not expect to earn revenues until we have received FDA approval to market our products, if that occurs.

Research and Development

Research and development expenses increased 7% or $57,185 to $865,702 in 2014 as compared to $808,517 in 2013. Of this, we incurred $752,503 in cash expenditures in 2014 as compared to $561,641 in 2013 with respect to new testing and research. This included testing being conducted for us by ITR Canada, under which payments began in the fourth quarter of 2013. ITR expense increased by $277,823 to $400,201 in 2014 as compared to $122,378 in 2013, as a result of a complete 12 months of research in 2014. Other expenditures consisted principally of compensation to consultants and advisors assisting in development of our licensed science. Included were reimbursement of certain expenses incurred related to the development of our licensed patents by the University of Texas, including fees for Dr. Newell’s services pursuant to a funding agreement with Dr. M. Karen Newell, Scott & White, a non-profit organization, and us. Non-cash expenses decreased by $132,109 to $114,767 in 2014 to $246,876 in 2013. The principal reason for the decrease was the issuance of warrants with a fair value of $150,000 in 2013 to a consultant, which did not repeat in 2014, partially offset by an increase in other stock based compensation, net.

General and Administrative Expenses

General and administrative expenses decreased 33% or $442,772 to $911,355 in 2014 as compared to $1,354,127 in 2013. Cash expenditures increased by $126,808 to $292,120 in 2014 as compared to $165,312 in 2013. The increase is primarily related to increased computer costs, insurance costs, including directors and officers insurance, and a reduction of miscellaneous liabilities recorded in 2013, increased general and administrative expenses in 2014, partially offset by decreases in travel, rent and other miscellaneous administrative costs. In 2014 we incurred a non-cash charge of $618,975 in stock based compensation for the fair value of common stock options granted in 2014 pursuant to the 2013 Equity Incentive Plan as compared to $1,197,468 in 2013. The decrease was primarily attributable to a lower price and volatility of our common stock in 2014 as compared to 2013.

Certain employee salaries and consulting fees are not paid in cash as incurred under the respective agreements, but are evidenced by unsecured, convertible, non-interest bearing notes due December 31, 2015. The holder may convert any amount of these notes prior to maturity at a 20% discount from the 20 day volume weighted average price, or VWAP, on the conversion date. All notes that remain outstanding on maturity will automatically convert into common shares at a 20% discount from the 20 day VWAP upon maturity.

Interest Expense and Interest Income

Interest expense, substantially all noncash charges, increased by 157% or $1,684,045 to $2,759,950 in 2014 from $1,075,905 in 2013. Interest includes accretion of debt discount of $2,477,199 in 2014 and $1,017,795 in 2013, or an increase of $1,459,404 associated with the fair value of warrants granted in connection with financing transactions principally in the form of convertible debenture and warrants in 2014 and 2013.

Derivative Benefit (Expense)

Derivative benefit (expense) was a benefit of $679,659 in 2014 as compared to an expense of $2,495,663 in 2013. Derivative benefit (expense), a non-cash charge, consists principally of the fair valuation of instruments with variable conversion features and the period to period changes in these amounts. These 2013 and 2014 amounts were principally attributable to amended and restated convertible promissory notes, modifications with DMBM, convertible notes payable to certain officers and consultants and with respect to other transactions related to satisfactions of liabilities in shares.

Management Salaries

Management salaries, including fees, increased $208,818 or 27% to $981,250 in 2014 as compared to $772,432 in 2013. This increase was largely in connection with the $174,000 increase in fees for services provided by MedBridge Development Company incurred in 2014 as compared to 2013 and in executive services funded by the MedBridge Venture Fund financing, both of which arrangements originated in 2013. These increases are attributable to a full year of services in 2014 as compared to 2013.

Legal and Professional Fees

Legal and professional fees increased by 49% or $424,120 to $1,298,253 in 2014 as compared to $874,133 in 2013. This was principally due to increased accounting and auditor fees related to our preparation and filing with the SEC of our Form 10, which included fees for prior years’ audits as necessary for inclusion, partially offset by a reduction in counsel fees incurred in registering patents and licenses of our licensed sciences. In 2014, this legal and professional non-cash expenses included approximately $174,000 of fair value of common stock issued for certain accounting services and for legal fees.

Consulting Fees

Consulting fees decreased by 12% or $11,360 to $87,061 in 2014 and from $98,421 in 2013, principally due to decreases for services related to investor relations and other expenses.

Net Loss

Our net loss attributable to common shareholders for 2014 decreased by $1,230,218 to $6,189,504 as compared to $7,419,722 for 2013. Operating expenses increased by 6% or $235,991 to $4,143,621 in 2014 as compared to $3,907,630 for the comparable period of 2013. Aggregate non-cash expenses incurred in 2014 approximated $2,078,723 as compared to $3,571,568 in 2013, a decrease of $1,492,845. The principal reasons for the decrease were a reduction in derivative expense of $3,175,322 in 2014 as compared to 2013; offset by an increase in interest expense, including accretion of discount, of $1,684,045 in 2014 as compared to 2013.

Liquidity and Capital Resources

We reported a net loss attributable to common shareholders of $6.2 million for the year ended December 31, 2014. At December 31, 2014, our accumulated deficit amounted to $106 million. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we can provide no assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of December 31, 2014, we had cash and cash equivalents of approximately $34,000. Those funds have since been utilized. Subsequent to December 31, 2014, we received $29,000 from related and unrelated parties as described in our 2014 consolidated financial statements included elsewhere in this report. Since our inception, substantially all of our operations have been financed through sales of equity securities and loans. The following are financing transactions pursuant to which we have received proceeds in the year ended December 31, 2014, transactions pursuant to which we received commitments and/or proceeds in the post December 31, 2014 balance sheet period and pursuant to which we may be contractually entitled to receive additional proceeds.

DMBM, Inc.

On July 1, 2013, we entered into a release and settlement agreement with DMBM, Inc. modifying the conversion price of convertible debentures aggregating $130,000 issued for services through December 31, 2014 to JTL Enterprises Corp. and acquired by DMBM. Through January 2014, $130,000 in debentures issued to JTL were acquired by DMBM. Through December 31, 2014 DMBM has made $121,500 in payments and is delinquent in its payment obligation for the remaining balance. JTL has the right to demand that we make payments pursuant to the terms of the original notes. We have not received such demand. The release and settlement agreement provides that in order to retire the debt we issue shares of common stock at the lower of $0.05 per share or at a discount of 30% from the average of the closing price for the 14 trading days prior to the date of conversion of the JTL notes acquired by DMBM. On September 11, 2014, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted $68,000 outstanding principal balance and received 1,360,000 common shares at $0.05 per share. At December 31, 2014, the balance due to DMBM in accordance with the R & S is $62,000.

Effective on January 1, 2013, we entered into an amended and restated amendment to convertible debentures with DMBM. In consideration of change in conversion prices on outstanding debentures, the right to receive interest was waived by DMBM and DMBM relinquished its right to receive payment in cash. For advances made in 2012 or before, the debt may be converted into common shares at the lower of $0.21 per share or a 30% discount to the volume-weighted average closing price for the 14 trading days prior to conversion. For advances made in 2013, the debt may be converted into common shares at the lower of $0.05 per share or a 30% discount to the volume-weighted average closing price for the 14 trading days prior to conversion. Under terms of the underlying debentures, DMBM may not engage in any conversions of debt to shares including under the amended terms if upon receipt of such shares DMBM would beneficially own an aggregate number of shares greater than 9.99% of our total issued and outstanding shares of common stock.

On September 15, 2013, we entered into a convertible promissory note and warrant purchase agreement with DMBM pursuant to which, through December 31, 2014, DMBM funded $220,000 in cash advances in exchange for an unsecured convertible note, due September 15, 2015, with an interest at the rate of 8% per annum. Of the proceeds, $86,667 was received in 2013, and $133,333 was received in 2014. DMBM received a warrant to purchase 880,000 shares of our common stock at $0.45 per share, exercisable for the period from the fourth year anniversary to the fifth year anniversary from the date of the agreement. The warrant includes a cashless exercise feature. If the note or any portion of it are not converted by DMBM prior to maturity, then on maturity the outstanding amount of the note and accrued interest will automatically be converted into common stock at the conversion price of $0.0588. In the event that we are in default at maturity, the balance due under the note would be payable in cash. Shares will be issuable on conversion of the note in total in four equal tranches of 25% each on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015, to the extent not earlier converted. Under certain circumstance, while the note is outstanding, the conversion price shall be adjusted to the lower price at which we issue shares or other securities convertible into shares or exercisable for shares, except for issuances related to borrowings from banks or similar financial institutions; securities issued to employees, consultants, officers or directors pursuant to any compensation plan approved by the board of directors and limited to 15% of the then outstanding common stock; or securities in a public offering with an aggregate offering price to the public of at least $50,000,000.

KED Consulting Group

On January 24, 2014, we entered into a convertible promissory note and warrant purchase agreement with KED Consulting Group LLC, pursuant to which KED is obligated to provide $270,000 in funding at a rate of 8% interest per annum; $100,000 was paid directly in satisfaction of a Company vendor liability and $170,000 was paid to us in installments in 2014. The notes issued under this agreement are due September 15, 2015 and can be converted at any time into common shares, with a mandatory conversion at maturity. KED received warrants to purchase 1,080,000 shares of common stock at $0.45 per share, upon execution of this agreement. The warrant is exercisable, in whole or in part, on or after the fourth anniversary of the issue date and up to the and including the fifth anniversary. Shares will be issuable on conversion of these notes in total in four equal tranches of 25% each on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015, to the extent not earlier converted, at the conversion price per share, or $0.0588. All proceeds were received by December 31, 2014. Of the $270,000: $100,000 was paid directly in satisfaction of a vendor liability, and $170,000 was paid in cash in installments. Debt discount of $270,000 was recorded of which $190,700 was amortized to interest expense in the year ended December 31, 2014. At December 31, 2014, these notes were convertible into 4,591,837 common shares. The warrant includes a cashless exercise feature.

Effective on March 15, 2015, we entered into a convertible promissory note and warrant purchase agreement with KED pursuant to which KED agreed to 12 monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000 in exchange for a convertible promissory note and warrants. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 which was $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into shares of common stock at the conversion price. We also issued to KED a warrant to purchase four shares of common stock for each $1 of principal at $0.45 per share, or a total of 2,400,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any monthly payment which is not cured within 10 days of written or electronic notice to KED by us, than we may cancel the agreement. In that event KED would be entitled to retain notes and that number of warrants associated with payments made prior to the default.

Other Financing Agreements

Effective March 1, 2014, individuals holding $215,000 in convertible notes issued in 2012 entered into convertible promissory notes due September 15, 2015 with an interest rate of 8% per annum and warrant purchase agreements, which replaced their original notes with us. These individuals waived accrued interest and any other defaults that may have existed as of that date on the replaced notes. These individuals also received warrants to purchase 860,000 shares of common stock on execution of this convertible promissory note and warrant purchase agreement. The notes conversion price is $0.0588 per share and the warrant exercise price is $0.45 per share. Conversion rights and repayment on conversion terms are similar to the January 24, 2014 KED agreement. The warrants have a cashless exercise provision.

On August 22, 2014, we entered into a convertible promissory note and warrant purchase agreement with an individual, Hock Tiam Tay in the amount of $200,000, pursuant to which we received $50,000 in cash. In exchange, we issued a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of our common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on November 22, 2015, February 22, 2016, May 22, 2016 and August 22, 2016. Any balance of principal and interest outstanding upon maturity will automatically be converted into common shares. The conversion price is $0.113 per share. The warrant has an exercise price of $0.85 per common share and shall be exercisable from August 22, 2018 until August 22, 2019. The warrant has a cashless exercise feature. Through August 21, 2015, the investor has the right to invest up to an additional $150,000 for which similar consideration as above would be issued.

Effective on October 19, 2010, we entered into a release and settlement agreement with Timothy & Thomas, LLC in order to settle litigation. We originally issued a convertible debenture to Timothy & Thomas for a total of $1,900,000 payable over the course of three years, as follows: $1,000,000 by November 1, 2011; $450,000 by November 1, 2012; and $450,000 by November 1, 2013, with a stated interest rate of 0.35%. On November 8, 2011, we issued 136,093 (81,655,691 pre-split) shares of our common stock in satisfaction of a $1,000,000 principal payment, plus $6,982 of accrued interest, due November 1, 2011. In 2013, $37,500 of the debt was converted for 375,000 shares of common stock. At December 31, 2014 and 2013, the gross liability of $862,500 was recorded at its net present value of $587,097 and $543,452, respectively, determined using an 8% discount rate. The debt may be converted into common shares at the 15-day volume-weighted average closing price prior to the conversion.

Effective March 1, 2014, investors in unsecured 6% convertible debentures aggregating a total of $215,000 exchanged these debentures and any associated warrants, waived any defaults, and accrued and penalty interest on the notes for an equal principal amount under a convertible promissory note and warrant purchase agreement with the same terms and conditions as described in the preceding paragraph. These investors received warrants to purchase an aggregate of 860,000 shares at $0.45 per share exercisable at any time from the four year anniversary to the fifth year anniversary of this arrangement. Debt discount of $215,000 was recorded of which $159,541 was amortized as interest expense in the year ended December 31, 2014. This amount, net of unamortized discount, is included in Convertible Debt – Other. At December 31, 2014, these notes were convertible into 3,656,463 shares of common stock. The notes are unsecured, bear interest at 8% per annum, and are convertible into common shares at $0.0588 per share. Shares will be issuable on conversion of these notes in total in four equal tranches of 25% each on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015, to the extent not earlier converted, at the conversion price per share of $0.0588. All warrants have a cashless exercise feature.

Dutchess Opportunity Fund II, L.P.

On March 28, 2014, as amended May 9, 2014, September 4, 2014 and February 4, 2015, we entered into an investment agreement with Dutchess Opportunity Fund II L.P. where Dutchess may purchase up to that number of common shares having an aggregate purchase price of $5,000,000. This agreement is referred to as an Equity Line. Under terms of the investment agreement, we may, at our sole discretion, deliver a put notice to Dutchess stating the dollar amount of common shares, which we intend to sell to Dutchess on a closing date. The maximum amount that Dutchess can be required to purchase at any one time shall be equal to (1) 200% of the average daily volume for the three trading days immediately preceding the formal date of the notice to Dutchess or (2) $150,000, determined at our sole discretion. The share purchase price is 94% of the lowest daily volume-weighted average price of our common stock for the five consecutive trading days beginning with the notice date and the ensuing four trading days. The investment agreement is for a term of three years from the date of execution, or, if earlier, the sale of $5,000,000 or written notice to Dutchess by us. We amended the original investment agreement to require us to file a registration statement on Form S-1 with the SEC covering five million common shares, or the registrable securities, that may be issued under the investment agreement within 30 days of the completion of the review of the Form 10 by the SEC. The SEC notified us that the required registration statement with respect to the registrable securities, was declared effective on February 11, 2015. On March 19, 2015, we exercised our right to issue a put notice in the amount of $25,000. The pricing period runs from March 19, 2015 to March 25, 2015 with a floor price of $0.06 per share. The per share purchase price was calculated as $0.0664 in the pricing period. We received $5,713 of these funds and issued 89,800 shares of common stock to Dutchess.

Related Party Financings

MedBridge Development Company

Effective March 18, 2013, we entered into a strategic collaboration agreement, or SCA, with MedBridge Development Company, LLC, or MDC, pursuant to which MDC is providing to us funding and services to fund continuing research and development and operations and providing administrative assistance, and a line of credit at the discretion of MDC aggregating $550,000 through March 31, 2015. Services valued at $20,000 per month, subject to adjustment, are to be provided during the term of the SCA. In 2014 and 2013, MDC advanced $235,000 and $175,000, respectively, and provided $240,000 and $189,032 in services, respectively. At December 31, 2014, $25,000 remains to be received in monthly advances, and an additional $115,000 is available to us on the line of credit at the discretion of MDC. In 2014 MDC converted an aggregate of $390,000 in debt and received 2,467,916 common shares. In 2013, MDC converted and aggregate of $266,532 in and received 2,008,087 common shares. Further, in accordance with the terms of the SCA, warrants to acquire an equal number of shares as issued for the foregoing note conversions were issued to MDC, for an aggregate of 4,476,003 common shares at a weighted average exercise price per share of $0.1467. Any common shares received by MDC may not be sold for two years from the date of issuance of such shares, or the lockup period. Each warrant expires eighteen months after the expiration of the two-year lockup period related to the corresponding share issuance. MDC has conversion rights within thirty days of the end of each quarter during the term of the agreement. MDC is owned 42.66% by the Tynan Family Trust, of which our Chief Executive Officer and director, John Tynan is the trustee; 42.66% by our Chief Financial Officer and director, David Odell; 4.87% by EDK, LLC, which is managed by Edward Koke; 7.31% by West Beach Investments, LLC, which is managed by Steven Schott; and 2.5% by Ruth Loomer, an individual.

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

On April 13, 2015, we entered into an unlimited, unsecured revolving line of credit with MedBridge Development Company, LLC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5%t per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of our common stock at the election of MDC. For each exchange of $1, MDC will receive the number of shares divided by the exchange price which is equal to the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date of notice by MDC. Any unpaid principal due at the maturity date will automatically be exchanged for shares of our common stock using the maturity date as of the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, we shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted.  Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law.

MedBridge Venture Fund, LLC

Effective on July 13, 2013, we entered into a convertible promissory note and warrant purchase agreement with MedBridge Venture Fund, LLC, or MVF, pursuant to which MVF agreed to purchase a minimum of $250,000 and a maximum of $2,500,000 in convertible notes for cash advances of $1,765,000 and services valued at $735,000, and warrants to purchase up to 10,000,000 shares of common stock if all consideration is received.. The note issued pursuant to the agreement bears interest at 8% per annum and mature September 15, 2015, and to the extent not converted prior to maturity, the outstanding amount of the note and accrued interest will automatically be converted into common stock at a defined conversion price. However, in the event that we are in default at maturity, the balance due under the note would be payable in cash. Through December 31, 2014, we have received $2,223,750 consisting of cash proceeds of $1,500,000 and management services valued at $723,750 in exchange for which we issued convertible notes and warrants to MVF to purchase 8,895,000 common shares. The services to be provided by MVF include a management team with a President and CEO, Chief Operating Officer, Controller, grant application coordinator, finance administrative assistant and public relations resources. Through December 31, 2014, MVF converted $648,750 in principal at a defined conversion price of $0.0588 per share and received 11,033,163 shares of common stock. If not earlier converted at MVF’s option, common shares will be issuable on conversion of these notes in total in four equal tranches of 25% each on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015. The warrants to purchase our shares of common stock are exercisable at $0.45 per share, but not before 48 months and not after 60 months after the date of issuance. The warrants include a cashless exercise feature. At December 31, 2014, $276,250 in cash proceeds are available to be funded under this arrangement. MVF is co-managed by Wild Harp Holdings, LLC, which is 100% owned by our Chief Executive Officer and director, John Tynan, and DW Odell Company, LLC, which is 100% owned by our Chief Financial Officer and director, David Odell.

Effective on January 15, 2015, we entered into a convertible promissory note and warrant purchase agreement with MVF pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 of $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. We also issued on January 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share, or a total of 3,450,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature.

Best Investment Trust

Effective on October 1, 2013, we entered into an unsecured note with Best Investment Trust, Inc., or BIT, in the amount of $993,023, with interest at 5% per annum, due December 31, 2018. As a result of conversions to common stock, the balance at December 31, 2013 of $577,328 was reduced to $0. The BIT note was issued as a replacement and amendment of the secured revolving line of credit dated March 5, 2008 and subsequently assigned to BIT. The principal balance and accrued interest were exchanged for units, each unit consisting of one share of common stock and one warrant to purchase one share of voting common stock. In the year ended December 31, 2014, an aggregate of $577,328 in principal and $21,258 in accrued interest was converted into 3,447,261 common shares and warrants to purchase an equal number of shares at a weighted average of $0.25 per share or 1.5 times the conversion prices. BIT is controlled by Haig Keledjian, our Chairman of the Board, Vice President of Research and Development and Secretary.

Wild Harp Holdings, LLC

On July 9, 2014, we entered into a convertible promissory note and warrant purchase agreement with Wild Harp Holdings, LLC, pursuant to which Wild Harp Holdings is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued Wild Harp Holdings a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note is convertible at the option of Wild Harp Holdings in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount is automatically converted into shares of common stock using the same conversion ratio above. Wild Harp Holdings is controlled by John Tynan, our President and Chief Executive Officer.

On September 16, 2014, we received an additional $50,000 from Wild Harp Holdings and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.084.

On October 27, 2014, we received an additional $50,000 from Wild Harp Holdings and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

On November 14, 2014, we received the last payment of $50,000 from Wild Harp Holdings and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from November 14, 2018 to November 13, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

DW Odell Company, LLC

On July 9, 2014, we entered into a convertible promissory note and warrant purchase agreement with DW Odell, LLC, pursuant to which DW Odell is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued DW Odell a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note is convertible at the option of DW Odell in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount is automatically converted into shares of common stock using the same conversion ratio above. DW Odell is controlled by David Odell, our Chief Financial Officer.

On September 16, 2014, we received an additional $50,000 from DW Odell Company and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.084.

On October 27, 2014, we received an additional $50,000 from DW Odell Company and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from October 27, 2018 to October 26, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

On November 14, 2014, we received the last payment of $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from November 14, 2018 to November 13, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of VG Life Sciences, Inc. (Formerly Viral Genetics, Inc.)

Santa Barbara, California 93101

We have audited the accompanying consolidated balance sheets of VG Life Sciences, Inc. (a development stage company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2014 and for the cumulative development stage period from July 11, 1995 (inception) to December 31, 2014. Our report on the cumulative statements of operations, stockholders’ deficit and cash flows from July 11, 1995 to December 31, 2014, in so far as it relates to amounts for periods on or prior to December 31, 2004, is based solely on the reports of other auditors. VG Life Sciences, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VG Life Sciences, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, and for the cumulative development stage period from July 11, 1995 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that VG Life Sciences, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, VG Life Sciences, Inc. has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, P.C.

Odessa, Texas

April 15, 2015

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$33,992	$713,892
Prepaid expenses and other current assets	212,274	75,494
Total Current Assets	246,266	789,386

PROPERTY AND EQUIPMENT, NET	–	–

OTHER ASSETS
Intangible assets	1,076,836	1,076,836
Total Other Assets	1,076,836	1,076,836

TOTAL ASSETS	$1,323,102	$1,866,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$710,349	$405,000
Accrued expenses	224,413	434,471
Accrued interest	309,954	69,898
Insurance finance agreement	65,062	33,836
Convertible debt - related parties	2,351,600	1,519,819
Convertible debt - other	1,509,603	1,688,185
Derivative liabilities	658,141	2,183,440

Total Current Liabilities	5,829,122	6,334,649

COMMITMENTS AND CONTINGENCIES	$–	$–

STOCKHOLDERS' DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 9,715,443 and 9,715,443 issued and outstanding, respectively	972	972
Common stock, 150,000,000 shares authorized, $0.0001 par value; 46,222,574 and 17,459,752 issued and outstanding, respectively	4,622	1,746
Additional paid-in capital	100,792,690	94,609,247
Noncontrolling interests	664,513	698,921
Deficit accumulated during the development stage	(105,968,817)	(99,779,313)
Total Stockholders' Deficit	(4,506,020)	(4,468,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,323,102	$1,866,222

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. (formerly VIRAL GENETICS, INC.) AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

			July 11, 1995
			(Inception) to
	Years Ended December 31,		December 31,
	2014	2013	2014

REVENUES	$–	$–	$347,750

EXPENSES
Research and development	865,702	808,517	18,856,053
Management salaries	981,250	772,432	6,858,024
Depreciation and amortization		–	1,645,748
Legal and professional	1,298,253	874,133	8,623,389
Consulting fees	87,061	98,421	19,610,483
General and administrative	911,355	1,354,127	10,620,121

Total expenses	4,143,621	3,907,630	66,213,818

LOSS FROM OPERATIONS	(4,143,621)	(3,907,630)	(65,866,068)

OTHER INCOME (EXPENSE)
Asset impairment	–	–	(475,000)
Sale of distribution rights	–	–	1,309,966
Interest income	–	–	9,392
Derivative benefit (expense)	679,659	(2,495,663)	(4,267,605)
Interest expense	(2,759,950)	(1,075,905)	(36,936,239)

Total other income (expense)	(2,080,291)	(3,571,568)	(40,359,486)

NET LOSS	(6,223,912)	(7,479,198)	(106,225,554)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	34,408	59,476	256,737

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,189,504)	$(7,419,722)	$(105,968,817)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.22)	$(0.91)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	27,631,887	8,189,521

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of common stock at nil per share	23,800,079	$2,380	–	$–	$(1,380)	$–		$1,000
Net loss for the period ended December 31, 1995	–	–	–	–	–	–	(5,913,219)	(5,913,219)

Balance, December 31, 1995	23,800,079	2,380	–	–	(1,380)	–	(5,913,219)	(5,912,219)

Issuance of common stock for cash at $0.84 per share	59,500	6	–	–	49,994			50,000
Issuance of common stock for services at $0.84 per share	357,001	36	–	–	299,964			300,000
Net loss for the year ended December 31, 1996	–	–	–	–			(810,189)	(810,189)

Balance, December 31, 1996	24,216,580	2,422	–	–	348,578	–	(6,723,408)	(6,372,408)

Issuance of common stock for cash at $0.84 per share	339,151	34			284,966			285,000
Issuance of common stock for services at $0.84 per share	499,802	50			419,950			420,000
Net loss for the year ended December 31, 1997							(577,066)	(577,066)

Balance, December 31, 1997	25,055,533	2,506	–	–	1,053,494	–	(7,300,474)	(6,244,474)

Issuance of common stock for cash at $0.84 per share	345,101	35			289,965			290,000
Net loss for the year ended December 31, 1998							(708,567)	(708,567)

Balance, December 31, 1998	25,400,634	2,541	–	–	1,343,459	–	(8,009,041)	(6,663,041)

Issuance of common stock for cash at $0.42 per share	595,002	59			249,941			250,000
Issuance of common stock for cash at $0.84 per share	34,272	3			28,797			28,800
Net loss for the year ended December 31, 1999							(2,037,638)	(2,037,638)

Balance, December 31, 1999	26,029,908	2,603	–	–	1,622,197	–	(10,046,679)	(8,421,879)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of common stock for cash at $0.42 per share	595,002	59			249,941			250,000
Issuance of common stock for cash at $0.84 per share	842,523	84			707,916			708,000
Issuance of common stock for cash at $1.94 per share	51,567	6			99,994			100,000
Issuance of common stock for services at $0.84 per share	2,163,824	216			1,818,117			1,818,333
Net loss for the year ended December 31, 2000							(2,185,117)	(2,185,117)

Balance, December 31, 2000	29,682,824	2,968	–	–	4,498,165	–	(12,231,796)	(7,730,663)

Issuance of common stock for cash at $0.84 per share	29,464	3			24,747			24,750
Issuance of common stock for services at $0.84 per share	37,811	4			31,464			31,468
Recapitalization through reverse merger and acquisition of 5 Starliving Online, Inc.	8,035,693	804			(281,079)			(280,275)
Miscellaneous adjustments to merger	481	–						–
Net loss for the year ended December 31, 2001							(1,356,117)	(1,356,117)

Balance, December 31, 2001	37,786,273	3,779	–	–	4,273,297	–	(13,587,913)	(9,310,837)

Issuance of common stock for cash at $0.70 per share	215,000	21			149,979			150,000
Issuance of common stock from the exercise of options for cash at $0.01 per share	1,000,000	100			149,900			150,000
Issuance of common stock for debt at $0.80 per share	1,654,027	165			1,323,057			1,323,222
Issuance of common stock for services at $0.22 per share	67,837	7			14,993			15,000
Net loss for the year ended December 31, 2002							(1,776,851)	(1,776,851)

Balance, December 31, 2002	40,723,137	4,072	–	–	5,911,226	–	(15,364,764)	(9,449,466)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of options for services at $0.10 to $0.66 per option					2,384,000			2,384,000
Issuance of warrants for services at $0.29 to $0.35					177,000			177,000
Issuance of common stock for cash at $0.20 to $0.35 per share	3,531,456	354			873,889			874,243
Issuance of common stock for cash at $0.2135 per share	2,341,675	234			499,766			500,000
Issuance of common stock from the exercise of options for cash at $0.01 per share	700,000	70			6,930			7,000
Issuance of common stock from the exercise of options for debt at $0.01 per share	480,769	48			4,760			4,808
Issuance of common stock from the exercise of options for services at $0.01 per share	250,000	25			2,475			2,500
Issuance of common stock from the exercise of warrants for expenses at $0.05 per share	250,000	25			12,475			12,500
Issuance of common stock for services at $0.20 to $0.70 per share	383,096	38			132,984			133,022
Issuance of common stock and warrants for debt and interest at $0.30 per share	450,880	45			135,219			135,264
Allocation of expired warrants to additional paid-in capital					–			–
Beneficial conversion feature of convertible debt					9,322,066			9,322,066
Net loss for the year ended December 31, 2003							(13,765,173)	(13,765,173)

Balance, December 31, 2003	49,111,013	4,911	–	–	19,462,790	–	(29,129,937)	(9,662,236)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of common stock and warrants for cash at $0.250 per share	8,000,000	800			1,999,200			2,000,000
Issuance of common stock and warrants for debt at $0.30 per share in connection with
note conversion	24,708,580	2,471			7,501,803			7,504,274
Issuance of common stock from the exercise of warrants for cash at $0.01 to $0.05 per share	350,000	35			15,465			15,500
Issuance of options for consulting services at $0.34 to $0.84 per option					3,892,960			3,892,960
Issuance of common stock from the exercise of options for cash at $0.01 per share	2,913,400	291			28,843			29,134
Issuance of common stock for services at $0.30 to $0.67 per share	979,722	98			467,589			467,687
Issuance of common stock for cash at $0.30 to $0.53 per share	1,337,865	134			506,769			506,903
Issuance of common stock and warrants for debt conversion at $0.30 per share	66,666	7			19,993			20,000
Issuance of common stock for settlement at $0.44 to $0.70 per share	1,750,000	175			834,825			835,000
Issuance of common stock for finders fee at $0.45 per share	1,000,000	100			449,900			450,000
Cancellation of common stock for shares issued in error at $0.48 per share	(100,000)	(10)			(47,990)			(48,000)
Allocation of expired options to additional paid-in capital					338,751			338,751
Net loss for the year ended December 31, 2004							(7,282,338)	(7,282,338)

Balance, December 31, 2004	90,117,246	9,012	–	–	35,470,898	–	(36,412,275)	(932,365)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of options for consulting services at $.01 – $.41 per share					1,290,662			1,290,662
Issuance of common stock for the exercise of options at $0.01 per share	2,064,900	206			20,443			20,649
Issuance of 1,650,000 shares for consulting services	1,650,000	165			590,835			591,000
Sale of common stock and issuance of warrants at exercise prices of $0.45-$0.50 per share	4,230,555	423			1,079,577			1,080,000
Beneficial conversion feature of convertible debt					516,800			516,800
Sale of common stock at $.15 and $0.18 per share	222,008	22			34,946			34,968
Net Loss for the year ended December 31, 2005							(5,032,793)	(5,032,793)

Balance, December 31, 2005	98,284,709	9,828	–	–	39,004,161	–	(41,445,068)	(2,431,079)

Issuance of common stock for services at $.15 – $.79 per share	2,405,579	241			1,245,734			1,245,975
Issuance of common stock for debt repayment at $.40 per share	667,500	67			266,933			267,000
Issuance of common stock for the exercise of options at $.01 per share	570,550	57			5,649			5,706
Issuance of common stock at $.35 per share	1,800,000	180			629,820			630,000
Issuance of common stock for redemption of convertible debt at $.12 - $.18 per share and payment of interest at $.08 - $.14 per share	9,805,329	981			837,469			838,450
Issuance of options for wages and services at $.01 - $.80 per share					1,087,953			1,087,953
Issuance of warrants as inducement to sell convertible debt					598,741			598,741
Issuance of warrants in connection with convertible debt					2,540,732			2,540,732
Issuance of warrants to broker in connection with convertible debt issue					57,831			57,831
Issuance of warrants for services at $.80 per share					132,000			132,000
Additional interest charge for stock issued at below market prices					11,619			11,619
Adjustment of derivative liability due to conversion of convertible debt					300,472			300,472
Net Loss for the year ended December 31, 2006							(12,609,187)	(12,609,187)

Balance, December 31, 2006	113,533,667	11,354	–	–	46,719,114	–	(54,054,255)	(7,323,787)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of options for compensation	–	–			14,496			14,496
Issuance of common stock for compensation	9,400,000	940			709,060			710,000
Issuance of common stock options for consulting services	–	–			268,594			268,594
Issuance of common stock for consulting services	17,641,667	1,763			843,240			845,003
Issuance of common stock for redemption of convertible debt	2,300,403	230			272,959			273,189
Issuance of common stock and warrants for restructuring of convertible debt	10,385,679	1,039			1,197,128			1,198,167
Adjustment of derivative liability due to restructuring of convertible debt	–	–			959,288			959,288
Vesting of contingently issued common shares	1,130,200	113			647,910			648,023
Issuance of common stock and warrants for cash proceeds	6,533,333	653			391,347			392,000
Adjustment of compensation related to variable common stock purchase options	–	–			(54,839)			(54,839)
Net Loss for the year ended December 31, 2007	–	–					(2,753,485)	(2,753,485)

Balance, December 31, 2007	160,924,949	16,092	–	–	51,968,297	–	(56,807,740)	(4,823,351)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Acquisition of product royalty rights granted - Chinese market	7,700,000	770			230,230			231,000
Issuance of shares for legal services	1,000,000	100			29,900			30,000
Issuance of shares for consulting services	1,125,000	113			22,387			22,500
Issuance of compensatory stock options - Black-Scholes valuation					75,921			75,921
Vesting of contingently issued common shares	7,096,256	710			424,778			425,488
Adjustment of compensation related to variable common stock purchase options					(18,279)			(18,279)
Issuance of shares, options and warrants in V-Clip acquisition	26,683,078	2,668			854,167			856,835
Payment of RLC - related party to common shares	15,000,000	1,500			148,500			150,000
Issuance of shares for cash	6,594,665	659			340,001			340,660
Convertible debentures and accrued interest converted to common shares	25,178,393	2,518			1,097,225			1,099,743
Issuance of stock options - Board of advisors					8,321			8,321
Conversion feature of convertible note issued in connection with acquisition of White Label								–
Genetics, Inc. Black - Scholes valuation					100,000			100,000
Net Loss for the year ended December 31, 2008							(4,546,351)	(4,546,351)

Balance, December 31, 2008	251,302,341	25,130	–	–	55,281,448	–	(61,354,091)	(6,047,513)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Paid-in Additional	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Conversion of consultants debenture to shares in 504 placement	7,042,800	704			34,510			35,214
Convertible debentures and accrued interest converted to debt	82,075,790	8,208			2,223,657			2,231,865
Issuance of common stock for cash and warrants	37,318,333	3,732			1,282,385			1,286,117
Issuance of common stock for cash - 504 placement	18,600,000	1,860			368,150			370,010
Issuance of shares - private placement commission	500,000	50						50
Issuance of preferred stock for acquisition of Carcinotek, Inc.			5,000,000	500	499,500			500,000
Stock options exercised for cash	800,000	80			19,920			20,000
Warrants exercised for cash in connection with convertible debt	2,031,896	203			66,130			66,333
Revolving line of credit - related party - converted to common shares and warrants	46,416,175	4,642			4,853,028			4,857,670
Warrants issued in partial satisfaction of notes payable					100,000			100,000
Adjustment of compensation related to variable common stock purchase option					186,214			186,214
Warrants and options issued for services	21,800,000	2,180			1,434,405			1,436,585
Issuance, conversion of White Lake Generics acquisition	7,518,396	752			99,248			100,000
Settlement of dispute with Synexda SA	5,638,129	564			304,013			304,577
Net Loss for the year ended December 31, 2009							(7,674,009)	(7,674,009)

Balance, December 31, 2009	481,043,860	48,105	5,000,000	500	66,752,608	–	(69,028,100)	(2,226,887)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of common stock and warrants for cash	19,193,333	1,919	–	–	411,948			413,867
Issuance of common stock for cash, net of repricing adjustments - 504 placements	12,000,000	1,200	–	–	63,942			65,142
Convertible debentures and accrued interest converted to shares and warrants	2,327,900	233	–	–	65,133			65,366
Revolving line of credit, related party - converted to shares and warrants	33,820,161	3,382	–	–	3,167,124			3,170,506
Satisfaction of liabilities - issuance of common stock	3,627,573	363	–	–	177,137			177,500
Satisfaction of liabilities - issuance of common stock and warrants	500,000	50	–	–	27,950			28,000
Consultants notes and accrued interest converted to shares and warrants	5,052,318	505	–	–	428,541			429,046
Issuance of common shares for services	2,273,333	227	–	–	105,273			105,500
Issuance of common shares and warrants for services	1,000,000	100	–	–	137,900			138,000
Issuance of common shares in connection with debt settlement transactions	55,514,804	5,551	–	–	1,976,405			1,981,956
Issuance of common shares for cancellation of marketing rights	7,500,000	750	–	–	224,250			225,000
Cash received and issuance of additional warrants upon exercise of warrants	2,500,000	250	–	–	74,750			75,000
Adjustment of variable common stock purchase options	–	–	–	–	(169,252)			(169,252)
Amortization of fair value of warrants issued for services	–	–	–	–	109,324			109,324
Conversion of preferred shares into common shares	2,500,000	250	(250,000)	(25)	(225)			–
Cost of beneficial conversion feature of debt					657,338			657,338
Proceeds of issuance for non-controlling interest in VG Energy						100,000		100,000
Net Loss attributable to noncontrolling interest, year ended December 31, 2010						(213)		(213)
Net Loss attributable to controlling interest, year ended December 31, 2010							(8,517,707)	(8,517,707)

Balance, December 31, 2010	628,853,282	62,885	4,750,000	475	74,210,146	99,787	(77,545,807)	(3,172,514)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of common stock and warrants for cash	7,300,000	730			85,270			86,000
Notes and interest converted to common shares	225,227,074	22,523			2,232,301			2,254,824
Issuance of common shares for services	56,152,122	5,615			895,199			900,814
Conversion of preferred shares into common shares	5,000,000	500	(500,000)	(50)	(450)			–
Issuance of preferred shares to Wonderland			500,000	50	224,950			225,000
Debt discount					2,232,742			2,232,742
Derivative liability on conversions					139,339			139,339
Imputed interest on notes payable - consultants					22,632			22,632
Options earned by employees					1,092,000			1,092,000
Issuance of warrants for interest and services					440,120			440,120
Issuance of VGE shares for services						261,250		261,250
Investment by noncontrolling interest						500,000		500,000
Net Loss attributable to noncontrolling interest, year ended December 31, 2011						(73,560)		(73,560)
Net Loss attributable to controlling interest, year ended December 31, 2011							(7,963,150)	(7,963,150)

Balance, December 31, 2011	922,532,478	92,253	4,750,000	475	81,574,249	787,477	(85,508,957)	(3,054,503)

Effect of reverse 600:1 stock split	(920,837,717)	(92,084)			92,084			–

Balance January 1, 2012	1,694,761	169	4,750,000	475	81,666,333	787,477	(85,508,957)	(3,054,503)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Issuance of common stock and warrants for cash	68,056	7			131,993			132,000
Convertible promissory notes converted to shares, including noncash interest	781,244	78			692,422			692,500
Satisfaction of liabilities - issuance of common stock	516,667	52			154,948			155,000
Issuance of common shares for services	66,941	7			567,636			567,643
Cancellation of preferred shares - Zhabllov	(10,768)	(1)	(154,587)	(15)	16			–
Fair value of options granted to employees and consultants					195,500			195,500
Exchange of common stock purchase options and warrants for preferred stock			1,620,030	162	(162)			–
Conversion to Secured Revolving Credit Note - Best to preferred shares			3,500,000	350	251,650			252,000
Imputed interest on notes payable - consultants					57,405			57,405
Derivative liability on consultants notes					107,000			107,000
Beneficial conversion feature - DMBM debentures arising from stock split and other modifications					2,160,828			2,160,828
Beneficial conversion feature on 6% and other debentures					185,071			185,071
Beneficial conversion feature due to conversion factor changes					1,292,201			1,292,201
Net Loss attributable to noncontrolling interest, year ended December 31, 2012						(89,080)		(89,080)
Net Loss attributable to controlling interest, year ended December 31, 2012							(6,850,634)	(6,850,634)

Balance, December 31, 2012	3,116,901	312	9,715,443	972	87,462,841	698,397	(92,359,591)	(4,197,069)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Preferred Stock		Additional Paid-in	Non- controlling	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	interests	(Restated)	(Deficit)
Convertible promissory notes converted to shares, including noncash interest	14,110,351	1,411	–	–	1,601,696	–	–	1,603,107
Satisfaction of liabilities - issuance of common stock	230,000	23	–	–	41,977	–	–	42,000
Issuance of common shares for services	2,500	–	–	–	43,350	–	–	43,350
Fair value of options granted to employees and consultants	–	–	–	–	1,292,844	–	–	1,292,844
Derivative liability on conversions	–	–	–	–	1,018,462	–	–	1,018,462
Imputed interest on notes payable - consultants	–	–	–	–	109,789	–	–	109,789
Fair value of debt discount on various issuances	–	–	–	–	2,593,381	–	–	2,593,381
Beneficial conversion feature on notes to settlement arrangements	–	–	–	–	294,907	–	–	294,907
Issuance of VGE shares for services	–	–	–	–	–	60,000	–	60,000
Warrants issued for services	–	–	–	–	150,000	–	–	150,000
Net Loss attributable to noncontrolling interest, year ended December 31, 2013	–	–	–	–	–	(59,476)	–	(59,476)
Net Loss attributable to controlling interest, year ended December 31, 2013	–	–	–	–	–	–	(7,419,722)	(7,419,722)

Balance, December 31, 2013	17,459,752	$1,746	9,715,443	$972	$94,609,247	$698,921	$(99,779,313)	$(4,468,427)

(continued)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

							Deficit
							Accumulated
					Additional	Non-	During	Total
	Common Stock		Preferred Stock		Paid-in	controlling	Development	Stockholders'
	Shares	Amount	Shares	Amount	capital	Interests	Stage	(Deficit)

Issuance of common stock for management fees and services	3,585,968	358	–	–	322,100	–	–	322,458
Issuance of common stock upon conversion of convertible debt	25,176,854	2,518	–	–	2,408,016	–	–	2,410,534
Fair value of debt discount on various issuances	–	–	–	–	1,919,508	–	–	1,919,508
Fair value of options granted to employees and consultants	–	–	–	–	688,179	–	–	688,179
Derivative liability on conversions	–	–	–	–	845,640	–	–	845,640
Net Loss attributable to noncontrolling interests, year ended December 31, 2014	–	–	–	–	–	(34,408)	–	(34,408)
Net Loss attributable to controlling interests, year ended December 31. 2014	–	–	–	–	–	–	(6,189,504)	(6,189,504)

Balance, December 31, 2014	46,222,574	$4,622	9,715,443	$972	$100,792,690	$664,513	$(105,968,817)	$(4,506,020)

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. (formerly VIRAL GENETICS, INC.) AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

			Cumulative
			for the Period
			July 11, 1995
	Year Ended		(Inception) to
	December 31,		December 31,
	2014	2013	2014

Cash Flows From Operating Activities:
Net loss attributable to controlling interests	$(6,189,504)	$(7,419,722)	$(105,968,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		–	1,645,750
Accretion of debt discount	2,477,199	1,017,795	9,865,026
Debt issuance costs	–	–	13,339,211
Imputed interest	–	109,789	189,826
Non-controlling interest	(34,408)	(59,476)	(256,737)
Services included in accounts payable to be satisfied in shares.	–	–	200,000
Issuance of common stock and warrants for services	34,275	60,000	506,525
Stock based compensation	–	–	1,890,449
Issuance of common stock for services and finders fee	–	–	7,864,423
Issuance of convertible notes for services	1,275,690	834,010	2,769,700
Beneficial conversion feature	–	–	71,500
Issuance of preferred stock for interest	–	–	225,000
Settlement - distribution agreement rights	–	–	1,668,953
Debt Settlement liabilities and common shares in excess of recorded liabilities	–	–	399,530
Issuance of stock and warrants for interest and financing costs	–	–	7,513,378
Non-cash operating expenses and other charges	–	–	5,387,663
Non-cash income - gain on settlements	–	–	(384,966)
Options and warrants issued for services and wages	688,179	1,442,844	13,702,103
Options exercised for services	–	–	116,317
Contingently issued stock issued for services	–	–	792,499
Warrants exercised for services	–	–	12,500
Issuance of common stock for expenses paid by third party	–	–	593,947
Issuance of common stock for settlement agreement	–	–	1,060,000
Notes payable issued for expenses	–	–	897,306
Notes payable converted to accrued wages	–	–	(25,000)
Satisfaction of Syexia - in excess of accrual	–	–	104,577
Change in variable common stock purchase options	–	–	(22,418)
(Increase) decrease in prepaid expenses and other current assets	(136,780)	(75,494)	(303,594)
(Increase) decrease in deposits and other assets	–	–	1,972,832
Increase (decrease) in accrued interest	281,795	54,939	1,573,455
Increase (decrease) in accounts payable	316,599	74,655	1,634,308
Increase (decrease) in accrued expenses	57,155	223,412	2,714,441
Increase (decrease) in accrued wages payable	–	282,249	771,744
Increase (decrease) in advances - related parties	–	–	74,283
Increase (decrease) in advances	–	–	136,000
Increase (decrease) in insurance finance agreement	–	33,836	33,836
Increase (decrease) in convertible debt - related parties and other	–	(112,475)	(112,475)
Increase (decrease) in derivative liability	(679,659)	2,495,663	4,028,341

Net cash used in operating activities	(1,909,459)	(1,037,975)	(23,318,584)

Cash Flows From Investing Activities:
Increase in leasehold improvements	–	–	(1,039,306)
Acquisition of equipment	–	–	(361,665)
Increase in intangible assets	–	–	(5,206,051)

Net cash used in investing activities	–	–	(6,607,022)

Cash Flows From Financing Activities:

Proceeds of MedBridge Debt	–	125,000	125,000
Proceeds from convertible debt - related party and other	1,284,984	1,829,020	7,891,584
Payment for convertible debt - related party and other	(55,425)	(208,244)	(952,192)
Proceeds from sale of common stock and warrants, net	–	–	11,082,204
Proceeds from Revolving line of credit- related party	–	–	3,087,432
Repayments of Revolving line of credit - related party	–	–	(1,694,162)
Proceeds of sale of VGE securities to third parties, net	–	–	600,000
Proceeds from notes payable	–	–	267,000
Proceeds from exercise of options and warrants	–	–	173,061
Proceeds from notes payable - related parties	–	–	9,379,671

Net cash provided by financing activities	1,229,559	1,745,776	29,959,598

Increase (decrease) in Cash	(679,900)	707,801	33,992
Cash and cash equivalents, beginning of period	713,892	6,091	–

Cash and cash equivalents, end of period	$33,992	$713,892	$33,992

See accompanying notes to consolidated financial statements.

			Cumulative
			for the Period
			July 11, 1995
	Year Ended		(Inception) to
	December 31,		December 31,
	2014	2013	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$–	$–	$546,003
Income taxes	$–	$–	$–

NON-CASH TRANSACTIONS
Issuance of common stock and warrants for convertible notes and interest	$2,383,678	$1,582,927	$7,655,304
Discount on indebtedness	$1,919,508	$2,865,607	$8,664,950
Reclassification of derivative liability to additional paid-in capital	$845,640	$1,018,462	$1,264,800
Conversion of various accruals to convertible notes	$273,301	$604,436	$1,675,434
Issuance of common stock in satisfaction of accounts payable/notes/accruals	$–	$128,210	$2,456,376
Refinancing of convertible debt - related party Revolving line of credit	$–	$–	$3,180,393
Issuance of common shares in various debt settlements and partial satisfactions	$–	$–	$629,451
Issuance of unsecured convertible debentures for accounts payable	$–	$–	$476,866
Issuance of common stock for debt repayment - DMBM/Wonderland, net	$–	$–	$35,214
Noncontrolling interest, net	$–	$–	$2,447
Issuance of common stock for T&T legal settlement and accrued interest	$–	$–	$1,035,000
Issuance of convertible note to acquire interest in unconsolidated subsidiary	$–	$–	$782,814
Issuance of common shares, options and warrants - V Clip acquisition	$–	$–	$1,502,479
Issuance of common shares - repurchase product royalty rights, China Market	$–	$–	$231,000
Issuance of common shares and warrants - Carcinotek acquisition	$–	$–	$1,000,000
Restructuring of convertible debentures	$–	$–	$1,198,167
Issuance (settlement) of unsecured convertible debentures - patents	$–	$–	$248,000
Issuance of common stock for debt paid by third party	$–	$–	$593,947
Issuance of common stock for debt and interest	$–	$–	$9,086,511
Issuance of common stock for finders fee	$–	$–	$450,000
Warrants issued with convertible debentures and amendment of arrangement	$–	$–	$516,800
Transfer from derivative liabilities	$–	$–	$2,004,423
Issuance of warrant in partial consideration of notes payable	$–	$–	$100,000
Issuance of note in consideration of White Label acquisition	$–	$–	$100,000

See accompanying notes to consolidated financial statements.

VG LIFE SCIENCES INC. (FORMERLY VIRAL GENETICS, INC.) AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013 and

For the Period from July 11, 1995 (Inception) to December 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

VG Life Sciences Inc. (the “Company” or “VGLS”), formerly Viral Genetics, Inc., was incorporated in California on July 11, 1995 and is in the development stage. The Company is engaged in research and development of therapeutic and diagnostic pharmaceutical and medical products. The Company was acquired by a publically traded Delaware Corporation and became a reporting issuer on October 1, 2001. On November 5, 2001, the publically traded company changed its name to Viral Genetics, Inc. The Company terminated registration with the SEC on March 24, 2009. The Company became a reporting issuer again on August 22, 2014. On November 26, 2012, the Company’s name was changed to VG Life Sciences, Inc. The Company’s fiscal year-end is December 31.

As of December 31, 2014, the Company has the following subsidiaries:

Ownership Percentage	Origination/ Acquisition Date	Subsidiary Name
V-Clip Pharmaceuticals, Inc.	2008	100%
Carcinotek, Inc.	2008	100%
White Label Generics, Inc.	2008	49%
MetaCytolytics, Inc.	2009	100%
VG Energy, Inc. (“VGE”)	2010	81.65%

The various subsidiaries were organized or acquired to facilitate the use of the Company’s Targeted Peptide Technology (“TPT”) and Metabolic Disruption Technology, (“MDT”). As of December 31, 2014 all subsidiaries were inactive.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), and have been consistently applied in the preparation of these consolidated financial statements.

Management believes that the accompanying consolidated financial statements and financial information for each of the years ended December 31, 2014 and 2013 and for the period from July 11, 1995 (Inception) to December 31, 2014 have been prepared in accordance with generally accepted accounting principles in the United States, consistently applied; that all material matters necessary for a fair presentation are included and disclosed to the extent necessary and that all material adjustments have been made.

Going Concern

As of December 31, 2014, the Company had a deficit accumulated during the development stage of approximately $106 million and requires substantial additional funds to continue its research and development, to support its operations and to achieve its business development goals, the attainment of which are not assured. The Company has been able to satisfy certain liabilities with convertible indebtedness and common shares and enter into debt settlement arrangements, facilitated by third party financing, with vendors and creditors for substantial amounts of its various financial obligations. Convertible instruments have also been converted into equity. In March 2013, the Company also entered into arrangements with related parties under which it has and will continue to receive certain financial and administrative support and services through March 18, 2015 and has consummated related party and unrelated convertible debenture and warrant agreements from which it has and will receive cash and executive services (from related parties only). However, substantial indebtedness remains and substantial recurring losses from operations and additional liabilities continue to be incurred.

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

The timing and amount of the Company’s capital requirements will depend on a number of factors, including (i) the need for funds to support research and development, (ii) payment requirements to sustain licensing rights, (iii) demand for new products and services, (iv) the availability of opportunities for international expansion through affiliations, (v) maintaining its status as a public company and supporting shareholder and investor relations, (vi) the need to establish and maintain current and new business relationships, and (vii) for other general corporate business purposes.

Consolidated Financial Statements

The accompanying financial statements include those of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage Enterprise

The Company is a development stage company and will continue to be considered as such until it has its own significant operations and revenues. The Company does not currently have any revenue and expects to continue to incur substantial additional research, development and operating costs related to the continuation of the development of therapeutic and diagnostic pharmaceutical and medical products.

Impaired Asset Policy

The Company follows generally accepted accounting policies related to Accounting for the Impairment or Disposal of Long-Lived Assets. This provides for a single accounting model for long -lived assets to be disposed of by sale, including discontinued operations. This policy requires that these long -lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

Reclassifications and Restatements

Certain amounts from prior periods have been reclassified with respect to the years ended December 31, 2013 and 2012 to conform to the current period presentation. These reclassifications have not resulted in any material changes to the Company’s accumulated deficit or the net losses presented.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with generally accepted accounting principles which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. The treasury stock method is used to determine the dilutive effects of stock options and warrants. Dilutive loss per share is equal to the basic loss per share for the years ended December 31, 2014 and 2013 because common stock equivalents would have been anti-dilutive.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the entity’s own credit risk.

A fair value hierarchy for valuation inputs is established. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

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

The Company’s financial instruments consist of cash, notes payable, accounts payable, accrued expenses, and accrued interest, convertible notes payable and various forms of convertible indebtedness. The carrying value of these financial instruments approximates their fair value based on their liquidity, their short-term nature or application of appropriate risk based discount rates to determine fair value. These financial assets and liabilities are valued using level 2 inputs, except for cash which is at level 1. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments, except that certain convertible instruments may be satisfied in shares of common stock at the option of the holder and in some instances by the Company, which per share price can fluctuate.

Stock- Based Compensation

The Company records stock-based compensation by using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has recorded a full valuation allowance to reduce the deferred tax asset associated with its accumulated losses to zero, which is the amount that is more likely than not to be realized.

Concentration of Credit Risk

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Management believes that these financial institutions are of high quality and the risk of loss is minimal.

Compensated Absences

The Company has not accrued a liability in accordance with ASC 710, as the amount of the liability cannot be reasonably estimated at December 31, 2014 and 2013.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed.

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statement and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued.

NOTE 3 – PATENTS AND LICENSES

Patents and Licenses consisted of the following at December 31, 2014 and 2013:

Patent Rights Acquisitions	2014	2013
V-Clip Pharmaceuticals	$803,836	$803,836
Colorado/Vermont	248,000	248,000
Carcinotek, Inc. (net of $475,000 impairment)	25,000	25,000
	$1,076,836	$1,076,836

V- Clip Acquisition

V-Clip Pharmaceuticals, Inc. (“V-Clip”) was formed by the Company and other founding shareholders (44% owned by the Company and 56% owned by other founding shareholders) as the vehicle to acquire rights to certain patents and patent applications (owned by the University of Colorado) in the fields of diagnosis and treatment of HIV, AIDS, Hepatitis C, and Herpes developed by Karen Newell, PhD, at the University of Colorado. In November 2007, the University of Colorado granted to V-Clip, a subsidiary of the Company, an exclusive worldwide license of the University’s patent rights to make, use, sell, offer to sell, and import any licensed products pertaining to patented technology owned by the University relating to the diagnosis and treatment of HIV, AIDS, Hepatitis C and Herpes. As part of the license, the Company had the right to acquire the 56% of V-Clip not already owned by the Company. Successful completion of preliminary tests indicated a match between the Company’s own work and compounds predicted by Dr. Newell’s work. As a result, the Company exercised its right to acquire the remainder of V- Clip in October 2008. The Company exercised its option to obtain the remaining 56% of V-Clip that it did not already own and merged V-Clip into the Company as a wholly -owned subsidiary. In connection with the transaction, valued by the Company at $803,836, the Company issued 44,472 (26,683,078 pre-split) common shares and 73,091 (43,854,355 pre-split) warrants to purchase common shares at prices between $18.00 ($0.03 pre-split) and $169.20 ($0.282 pre-split) per share.

Colorado/Vermont

Effective in December 2009, the Company entered into agreements with the University of Vermont and the University of Colorado (together the “Universities”) whereby it agreed to reimburse them for certain prior patent costs they incurred for a Metabolic Disruption portfolio totaling approximately $248,000. On December 3, 2009, the Company issued two 5% Unsecured Convertible Notes to the Universities evidencing these obligations pursuant to the Company’s licensing agreements with these institutions. Royalties and milestone payments are payable by the Company upon completion of certain milestones, including FDA clinical trial approval and commercialization, as well as upon sublicensing of the rights. The Company now holds exclusive direct licenses to the underlying patents, patents rights, patent applications and other rights.

Carcinotek Acquisition

In March 2009, the Company completed the acquisition of Carcinotek in exchange for five million shares of Series A Preferred Shares. Through this transaction, the Company obtained the last remaining rights to use of the TNP technology that were not previously owned by the Company – in this case, those relating to cancer and other applications.

NOTE 4 – CONVERTIBLE DEBT – RELATED PARTIES

The following are the components of Convertible Debt – Related Parties:

	2014	2013

Convertible Unsecured Note – Related Party, matures December 31, 2018, interest rate 5.0% per annum, principal and interest can be converted into units (composed of one share of company stock and a warrant to purchase one share of company stock at 1.5 times the conversion price, exercisable immediately) at any time at the volume-weighted average closing price of the stock for the 20 trading days immediately prior to the conversion date. Warrants expire five years from the date of issuance. Convertible into 2,657,800 common shares at December 31, 2013.	$–	$577,328

Convertible Debentures – MedBridge Venture Fund – Related Party, net of discount ($551,368 and $1,476,747); matures September 15, 2015; interest rate 8% per annum; principal and accrued interest are convertible at any time at the holders’ option at conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on July 16, 2013 and ending on September 15, 2013 ($0.0588). The Company also issued warrants to purchase four common shares for each $1 of principal at $0.45 per share, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. Convertible into 26,785,714 and 27,976,190 common shares at December 31, 2014 and 2013.	1,023,632	168,253

Line of credit – MedBridge Development Company, LLC, the line of credit (not to exceed $550,000) remains in effect till March 18, 2015. Letter of credit consists of $50,000 deposit, $300,000 available in monthly installments over 24 months, and $200,000 available at the lender’s discretion. Lender’s fees ($20,000/month) for services are to be paid in shares at the average closing price per calendar quarter minus 10%. Cash advances are to be paid in shares at the average price in the 20-day period preceding effective date of the agreement ($0.1465); plus warrants for one share for each share issued at the respective defined average price, exercisable for 18 months after a two-year lockup period. Convertible into 1,629,828 and 497,203 common shares at December 31, 2014 and 2013.	182,500	97,500

Convertible Revolving Credit Notes to related party Consultants/employees – mature December 31, 2015, non-interest bearing, principal may be converted into common shares at the election of the holder at any time prior to the maturity date; principal is convertible at 80% of the 20-day volume-weighted average closing price immediately prior to the date of notice of conversion. Convertible into 17,925,401 and 3,889,299 common shares at December 31, 2014 and 2013.	867,290	676,738

Convertible promissory notes – related parties, net of discount ($271,822 and $0) issued at various dates in 2014, interest at 8% per annum. Interest and principal convertible at $0.065-$0.1245 per share through maturity on August 26, 2016, plus warrants to purchase 2,200,000 common shares at an exercise price of $0.49-$0.93 per share. At December 31, 2014 principal convertible into 6,316,303 common shares.	278,178	–

TOTAL CONVERTIBLE DEBT – RELATED PARTY	$2,351,600	$1,519,819

Effective on October 1, 2013, the Company and Best Investment Trust (“BIT”), Inc., entered into a convertible unsecured note in the amount of $993,023, with interest at 5% per annum, due December 31, 2018. In addition, the Company issued an identical note in the amount of $63,375 to another individual who participated in the arrangement with BIT. As a result of conversions to common stock, this balance was reduced to $0 on December 31, 2014. The BIT note was issued as a replacement and amendment of the secured revolving line of credit dated March 5, 2008 and subsequently assigned to BIT. The principal balance and accrued interest were exchanged for Units, each unit consisting of one share of common stock and one warrant to purchase one share of voting common stock. In the year ended December 31, 2014, an aggregate of $577,328 in principal and $21,258 in accrued interest was converted into 3,447,261 common shares and warrants to purchase an equal number of shares at a weighted average of $0.25 per share (1.5 times the conversion prices). BIT is controlled by Haig Keledjian, our Chairman of the Board, Vice President of Research and Development and Secretary.

Effective on July 13, 2013, the Company and MedBridge Venture Fund, LLC (“MVF”) entered into a Convertible Promissory Note and Warrant Purchase Agreement. The note may be partially converted at any time based on the discretion of MVF. If the notes or any portion of them are not converted by MVF prior to maturity, then on maturity the outstanding amount of the notes and accrued interest will automatically be converted into common stock at the conversion price. In the event that the Company is in default at maturity, the balance due under the note would be payable in cash. The agreement provides that MVF will provide up to $2,500,000 in cash advances ($1,765,000) and services ($735,000). MVF had provided a cumulative $2,223,750 in cash advances ($1,500,000) and services ($723,750) to December 31, 2014 and a cumulative $1,765,000 in cash advances ($1,490,000) and services ($275,000) to December 31, 2013; and made cumulative debt conversions to December 31, 2014 of $648,750 and to December 31, 2013 of $120,000, into a cumulative 11,033,162 and 2,040,816 common shares, respectively. In addition the Company issued to MVF warrants to purchase 8,895,000 common shares at an exercise price of $0.45 per share, exercisable in the period 48 months to 60 months after issuance. The services being provided by MVF include a management team (President and CEO), Chief Operating Officer, Controller, grant application coordinator, finance administrative assistant and public relations resources. To the extent not converted earlier at the option of the holders, shares will be issuable on conversion of these notes in total in four equal tranches (25% each) on the following dates: December 15, 2014, March 15, 2015, and June 15, 2015 and September 15, 2015. At December 31, 2014, MVF may purchase additional notes for cash proceeds of $265,000 through March 15, 2015 under the arrangement. Under certain circumstance, while the notes are outstanding, the conversion price shall be adjusted to the lower price at which the Company issues shares or other securities convertible into shares or exercisable for shares, except for issuances related to borrowings from banks or similar financial institutions; securities issued to employees, consultants, officers or directors pursuant to any compensation plan approved by the board of directors and limited to 15% of the then outstanding common stock of the Company; or securities in a public offering with an aggregate offering price to the public of at least $50,000,000. In the event of a change in control of the Company, as defined in the agreement, MVF shall be entitled to receive, prior to the close of any such change of control, including shares and warrants pledged/earned and any remaining stock to which MVF would have been entitled under the note or the conversion thereof and to receive and exercise any and all shares under the corresponding warrants to which it would have been entitled.

Effective March 18, 2013, the Company entered into a Strategic Collaboration Agreement (“SCA”) with MedBridge Development Company, LLC (“MDC)” pursuant to which MDC shall provide accounting, document support, clerical, reception public relations and other administrative support as mutually agreed, as well as office space for the corporate headquarters of the Company. MDC will provide a maximum line of credit of $550,000, consisting of initial proceeds ($50,000); 24 equal monthly cash advances ($300,000) and a discretionary line of credit ($200,000). Services valued at $20,000 per month, subject to adjustment, are to be provided during the term of the SCA. In 2014 and 2013, MDC advanced $235,000 and $175,000, respectively, and provided $240,000 and $189,032 in services, respectively. At December 31, 2014, $25,000 remains to be received in monthly advances, and an additional $115,000 is available to the Company on the line of credit at the discretion of MDC. In 2014 MDC converted an aggregate of $390,000 in debt and received 2,467,916 common shares. In 2013, MDC converted and aggregate of $266,532 in and received 2,008,087 common shares. Further, in accordance with the terms of the SCA, warrants to acquire an equal number of shares as issued for the foregoing note conversions were issued to MDC, for an aggregate of 4,476,003 common shares at a weighted average exercise price per share of $0.1467. Any common shares received by MDC may not be sold for two years from the date of issuance of such shares (lockup period). Each warrant expires eighteen months after the expiration of the two-year lockup period related to the corresponding share issuance. In the event of a change in control of the Company, as defined in the agreement, MDC shall be entitled to receive, prior to the close of any such change of control any stock which MDC would have been entitled (i) under the full value of the LC (ii) for the full value of the Services that MDC would have provided to the Company during the full term of this agreement absent the change of control and (iii) shall be entitled to receive and exercise any and all warrants to which it would be entitled. A principal of MDC is an investor, officer and shareholder in the Company. MDC is controlled by related parties as follows: 42.66% by the Tynan Family Trust, of which the Company’s CEO and director, John Tynan is the trustee; and 42.66% by the Company’s CFO and director, David Odell.

The Company entered into Convertible Promissory Notes (“Notes”) and Warrant Purchase Agreements with three related party entities: on July 9, 2014 with Wild Harp Holdings, LLC (“Wild Harp”) controlled by John Tynan, Company CEO, and DW Odell Company, LLC (“DW Odell”) controlled by David Odell, Company CFO, and on August 27, 2014, with Medbridge Development Company, LLC (“MDC”), an entity controlled by Messrs. Tynan and Odell. John Tynan and David Odell are officers and directors of the Company. The Wild Harp and DW Odell agreements provide for Notes of up to $250,000 each to be purchased at the option of each party through July 9, 2015. All of the proceeds ($500,000) were received from each of Wild Harp and DW Odell in the year ended December 31, 2014. The MDC agreement provides for a Note of $50,000, proceeds of which were received on August 27, 2014. All Notes bear interest at 8% per annum and have a two year term from the date of each note. Principal and accrued interest are convertible in four equal quarterly tranches of principal, plus accrued interest commencing 15 months after the issuance date of each Note, or at any time at each party’s option, at the respective conversion price of each note. The DW Odell and Wild Harp notes mature on July 9, 2016. The MDC note matures on August 26, 2016. The Wild Harp and DW Odell balances are each comprised of four notes having identical conversion provisions; (i) a note of $100,000 in principal with a conversion rate of $0.1245 and warrant exercise price of $0.93 per share and (ii) a three notes of $50,000 each in principal with a conversion rates of $0.084, $0.065 and $0.065; and warrant exercise prices of $0.63, $0.49 and $0.49 per share. The MDC Note of $50,000 has a conversion price of $0.1134 and a warrant exercise price of $0.85 per share. The parties received warrants to purchase four common shares for each $1 of principal, or an aggregate of 2,200,000 shares as of December 31, 2014, exercisable on any date from the four-year anniversary to the five-year anniversary of the agreement. All warrants have a cashless exercise feature.

NOTE 5 – CONVERTIBLE DEBT - OTHER

The following are the components of Convertible Debt – Other:

	2014	2013

Convertible Debt – DMBM, net of discount ($56,590 and $79,794); matures on September 15, 2015; interest rate of 8% per annum. Principal and accrued interest are convertible at any time at the holders’ option at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on July 16, 2013 and ending on September 15, 2013 ($0.0588). The Company also issued 880,000 warrants to purchase common shares for each $1 advanced at $0.45 per share, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. Convertible into 3,741,497 and 1,471,420 common shares at December 31, 2014 and 2013.	$163,410	$6,873

Convertible Promissory Notes – DMBM, issued monthly from November 3, 2011 – April 18, 2013, with one-year maturity, non-interest bearing. Notes issued prior to 2013 ($4,350) are convertible at the lower of $0.21 per share or a discount of 30% from the average common stock closing price for the 14 trading days preceding a conversion notice, and notes issued in 2013 are convertible at the lower of $0.05 per share or a discount of 30% from the average common stock closing price for the 14 trading days preceding a conversion notice. Convertible into 99,111 and 4,201,271 common shares at December 31, 2014 and 2013.	4,350	347,650

Convertible Debenture – Wonderland Capital, net of discount ($10,809 and $0); issued November 5, 2014 maturing May 5, 2016, in exchange for cancellation of a 6% unsecured demand note of $22,297 and related accrued interest, issued; interest rate 8% per annum; principal and accrued interest are convertible at any time at the holders’ option at a conversion price of $0.07 per common share, with mandatory conversion upon maturity. The Company also issued a warrant to purchase 89,188 common shares, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement at $0.53 per share. On January 7, 2015 Wonderland converted the note into 318,528 shares of common stock.	11,488	22,297

Convertible Revolving Credit Notes to former Consultants/employees – mature December 31, 2015, non-interest bearing, principal may be converted into common shares at the election of the holder at any time prior to the maturity date; principal is convertible at 80% of the 20-day volume-weighted average closing price immediately prior to the date of notice of conversion. Convertible into 4,131,860 and 1,897,316 common shares at December 31, 2014 and 2013.	199,913	324,913

Convertible Debenture to Timothy and Thomas, LLC, net of discount ($275,403 and $319,048), matures on January 1, 2020, interest rate 0.35%, principal and accrued interest are convertible at the 15-day volume-weighted average closing price prior to the conversion date. Convertible into 14,586,808 and 3,946,887 common shares at December 31, 2014 and 2013.	587,097	543,452

6% Convertible Debentures – maturing one year after issuance, interest rate 6%, principal and accrued interest are convertible into common shares in a range of $0.044-$0.10 per share. Convertible into 2,670,122 and 4,507,757 shares at December 31, 2014 and 2013.	160,250	443,000

Convertible Debt – KED, net of discount ($79,300 and $0); matures on September 15, 2015; interest rate of 8% per annum; principal and accrued interest are convertible at any time at the holders’ option at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on July 16, 2013 and ending on September 15, 2013 ($0.0588). The Company also issued 1,080,000 warrants to purchase common shares for each $1 advanced at $0.45 per share, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. Convertible into 4,591,837 common shares at December 31, 2014.	190,700	–

Convertible Debt – Other, net of discount ($55,459 and $0); matures on September 15, 2015; interest rate of 8% per annum; principal and accrued interest are convertible at any time at the holders’ option at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on July 16, 2013 and ending on September 15, 2013 ($0.0588). The Company also issued 860,000 warrants to purchase common shares for each $1 advanced at $0.45 per share, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. Convertible into 3,656,463 common shares at December 31, 2014.	159,541	–

Convertible promissory notes – other, net of discount ($17,146 and $0) issued August 22, 2014, interest at 8% per annum. Interest and principal convertible at $ 0.114 per share through maturity on August 26, 2016, plus warrants to purchase 200,000 common shares at an exercise price of $0.85 per share. At December 31, 2014 principal was convertible into 438,596 common shares.	32,854	–

TOTAL CONVERTIBLE DEBT – OTHER	$1,509,603	$1,688,185

Effective on September 15, 2013, the Company and DMBM, Inc. (“DMBM”) entered into a Convertible Promissory Note and Warrant Purchase Agreement, pursuant to which DMBM will provide cash advances for unsecured convertible notes in the amount of $220,000 and warrants to purchase an aggregate 880,000 common shares of the Company at $0.45 per share. If the notes or any portion of them are not converted by DMBM prior to maturity, then on maturity the outstanding amount of the notes and accrued interest will automatically be converted into common stock at the conversion price ($0.0588). In the event that the Company is in default at maturity, the balance due under the note would be payable in cash. Shares will be issuable on conversion of these notes in total in four equal tranches (25% each) on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015, to the extent not earlier converted. Under certain circumstance, while the notes are outstanding, the conversion price shall be adjusted to the lower price at which the Company issues shares or other securities convertible into shares or exercisable for shares, except for issuances related to borrowings from banks or similar financial institutions; securities issued to employees, consultants, officers or directors pursuant to any compensation plan approved by the board of directors and limited to 15% of the then outstanding common stock of the Company; or securities in a public offering with an aggregate offering price to the public of at least $50,000,000.

Effective on January 1, 2013, DMBM and the Company entered into an Amended and Restated Amendment to Convertible Debentures. In consideration of change in conversion prices on outstanding debentures, the right to receive interest was waived and DMBM’s relinquished its right to receive payment in cash. For advances made in 2012 or before, the debt may be converted into common shares at the lower of $0.21 per share or a 30% discount to the volume-weighted average closing price for the 14 trading days prior to conversion. For advances made in 2013, the debt may be converted into common shares at the lower of $0.05 per share or a 30% discount to the volume-weighted average closing price for the 14 trading days prior to conversion. Under terms of the underlying debentures, DMBM may not engage in any conversions of debt to shares including under the amended terms if upon receipt of such shares DMBM would beneficially own an aggregate number of shares greater than 9.99% of the total issued and outstanding common shares of the Company.

Effective on December 29, 2010, the Company and Timothy & Thomas, LLC ("T&T") entered into a Release and Settlement Agreement in order to settle litigation between them. The Company originally issued a Convertible Debenture to T&T for a total of $1,900,000 payable over the course of three years, as follows: $1,000,000 by November 1, 2011; $450,000 by November 1, 2012; and $450,000 by November 1, 2013, with a stated interest rate of 0.35%. On November 8, 2011, the Company issued 136,093 (81,655,691 pre-split) of its common shares in satisfaction of a $1,000,000 principal payment, plus $6,982 of accrued interest, due November 1, 2011. In 2013, $37,500 of the debt was converted for 375,000 common shares. At December 31, 2014 and 2013 the gross liability of $862,500 was recorded at its net present value of $587,097 and $543,452, respectively, determined using an 8% discount rate. The debt may be converted into common shares at the 15-day volume-weighted average closing price prior to the conversion.

At December 31, 2014 and 2013, unsecured convertible debentures and other vendor notes consisted of the following:

Note Description	2014	2013
Unsecured convertible debentures - investors	$–	$226,000
Vendor notes	160,250	217,000
	$160,250	$443,000

The unsecured debentures were due in one year of the date of their original issuance and were classified as current liabilities. These securities were generally convertible at 70% of the volume weighted average price following the record date of the Company’s 1-600 reverse stock-split ($0.261). In the year ended December 31, 2014, these investors elected to convert the principal amounts of their notes into a longer term investment in the Company with terms and conditions similar to the July 13, 2013 MedBridge Venture Fund transaction and are now included in Convertible Debentures – Other Parties. These investors waived any interest earned on the original notes to the date of their conversions.

Vendor notes are payable to two parties in the amounts of $98,250 at December 31, 2014 and 2013; and $62,000 and $118,750 at December 31, 2014 and 2013, respectively. As of December 31, 2014, the $98,250 component is convertible into 1,257,500 common shares at prices of $0.05-$0.10 per share and the $62,000 component is convertible into 1,412,622 common shares at the lower of $0.05 per share or 70% of the 14-day average closing price prior to the conversion date ($0.044 at December 31, 2014).

On January 24, 2014, KED Consulting Group LLC, (“KED”) entered into a Convertible Promissory Note and Warrant Purchase Agreement with the Company in the amount of $270,000. The notes are unsecured, bear interest at 8% per annum, and are convertible into common shares at $0.0588 per share. KED also received warrants to purchase 1,080,000 shares at $0.45 per share on execution of this agreement, exercisable at any time from the four year anniversary to the fifth year anniversary of this arrangement. Shares will be issuable on conversion of these notes in total in four equal tranches (25% each) on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015, to the extent not earlier converted, at the conversion price per share ($0.0588). All proceeds were received by December 31, 2014. Of the $270,000: $100,000 was paid directly in satisfaction of a Company vendor liability, and $170,000 was paid in cash in installments. Debt discount of $270,000 was recorded of which $190,700 was amortized to interest expense in the year ended December 31, 2014. At December 31, 2014, these notes were convertible into 4,591,837 common shares. All warrants have a cashless exercise feature.

Effective March 1, 2014, investors in unsecured 6% Convertible Debentures aggregating a total of $215,000 exchanged these debentures and any associated warrants, waived any defaults, and accrued and penalty interest on the notes for an equal principal amount under a Convertible Promissory Notes and Warrants Purchase Agreement with the same terms and conditions as described in the preceding paragraph. These investors received warrants to purchase an aggregate of 860,000 common shares, with the same terms and conditions as described preceding paragraph. Debt discount of $215,000 was recorded of which $159,541 was amortized as interest expense in the year ended December 31, 2014. This amount, net of unamortized discount, is included in Convertible Debt – Other. At December 31, 2014, these notes were convertible into 3,656,463 common shares. All warrants have a cashless exercise feature.

On August 22, 2014, the Company entered into and received $50,000 in proceeds of a Convertible Promissory Note and Warrant Purchase Agreement with an unrelated third party. This agreement entitles the investor to advance up to maximum of $150,000 through August 21, 2015. In exchange, we issued the investor a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of our common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on November 22, 2015, February 22, 2016, May 22, 2016 and August 22, 2016, including accrued interest. The maturity date of this note is August 21, 2016. The conversion price of the note is $0.114 per share and is convertible into 438,596 common shares at December 31, 2014. The warrant is exercisable for 200,000 common shares and has an exercise price of $0.8552 per share and shall be exercisable from August 22, 2018 until August 22, 2019. In the event that this party has not elected to convert the entire principal and interest remaining owing on or prior to the maturity date, then the outstanding principal and interest shall automatically be converted into common shares at the conversion price. Should the holder invest the maximum additional proceeds, he would be entitled to receive an additional 400,000 warrants at the defined exercise price at that time. The warrant has a cashless exercise feature.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The years ended December 31, 2014 and 2013, rental expense related to office and laboratory space was $0 and $21,660, respectively. The Company’s office lease expired on September 30, 2013, at which time the offices were relocated to the MedBridge Development Company offices in Santa Barbara, California. MedBridge Development Company is paid $20,000 per month for services, office space, financial support and staff. See Note 5.

Effective January 1, 2011, the Company entered into five–year employment and consulting agreements with its President and CEO and other certain consultants requiring annual base salaries and fees and stock option grants in each year. The options are granted annually. Their exercise price will be the VWAP based upon the 20 days after the grant date and will be fully vested on grant and expire in December 2018. The agreements are generally cancellable by the Company with a one year severance provision in the event of termination without cause by the Company, or no severance if terminated by the Company in the event of “good reason” as defined in the agreements. Otherwise, no severance is due. The Company terminated two agreements with consultants covered by these agreements effective December 31, 2012. Results of operations for the year ended December 31, 2014 and 2013 include stock based compensation of $688,179 and $1,292,844, respectively. This represents the fair value of the options vesting in the period determined using the Black-Scholes option pricing model. The consulting agreements with the Chief Scientist and one other consultant provide for royalties based on sales. Each party also entered into a non-interest bearing Unsecured Revolving Credit Note with the Company, which provides for the conversion of unpaid compensation under these employment and consulting agreements into shares of the Company. Future minimum base salary commitments under these agreements approximate $594,000 for the year ending December 31, 2015.

Under an Assignment of Patent agreement between the Company and Therapeutic Genetics, Inc. (“TGI”), the Company, among other things, is obligated to pay a royalty of 5% of the gross sales of any products derived directly from an early technology studied by the Company. Subsequently, that royalty was assigned to Therapeutic Genetics, LLC. The royalty is payable for a period equal to the life of the patent underlying the products being sold. The owners of Therapeutic Genetics LLC are substantially the same as the original founders of the Company.

In March 2013, the Company, Dr. M. Karen Newell, Ph.D. (the Company’s Chief Scientist pursuant to her consulting agreement and Scott & White Healthcare entered into a two year Funding Agreement to reimburse the Company for its sole sponsorship of the Phase I clinical trial research expenses it has or will incur during the term of the agreement, conducted for the benefit of the Company’s licensed MDT and TPT technologies. The agreement can be cancelled by any party to it on 30 days advance notice, but all parties would remain obligated for their performance through the date or any such termination. The Company is currently discussing a revision of the Funding Agreement with Scott & White Healthcare. This research is in part funded through grants and other non-Company funding provided to the lab of Dr. M. Karen Newell Rogers from donated funds received for this purpose by Scott & White Healthcare (a non-profit organization) (“S&W”). Among other obligations under this agreement, the Company must (i) indemnify Scott & White and Dr. Newell from and against all liabilities, claims, losses and damages they may incur arising from this agreement or any act or omission of the Company related to its sponsorship of the clinical trial and (ii) procure and maintain certain commercial general, professional liability and clinical professional liability insurance in the amount of $10 million for damages that may arise from the agreement or any act or omission by the Company related to the Company’s sponsorship of the clinical trial. Payments by Scott & White are to total $410,852 plus an additional $63,000 on behalf of Dr. Newell for past expenses of the Company related to the preparation and drafting of the study protocol. In the year ended December 31, 2013, the Company received $403,578, in reimbursements from Scott & White Health Sciences Center at San Antonio (including $63,000 on behalf of Dr. Newell). Through December 31, 2013, $267,927 has been paid to the University of Texas by the Company and the remaining $135,650 is included in accrued expenses. Actual amounts determined upon completion will be recorded at that time. Pursuant to the agreement, the Company has agreed to incur at least $100,000 of expenses associated with the clinical trial during the term of this agreement.

Effective in July 2013, the Company and S&W entered into a Patent License Agreement with respect to certain intellectual property and patents developed or co-developed by Dr. M. Karen Newell for her employer, Texas A &M University Hospital Science Center (“HSC”). HSC has previously granted S&W the exclusive right to market and license these rights. Under the agreement, S&W grants the Company an exclusive license under the patent rights and intellectual property to make, have made, use and sell the Licensed Products worldwide and in all applications, to the end of the patent term. The term shall last to the expiration of the last patent rights. The US and International provisional patent rights include MHC Engagement and CLIP Modulation for the Treatment of Disease, CLIP Modulation for the Treatment of Mucosal Diseases, Cancer Biomarkers and Therapeutics and Methods and Products For Treating Preeclampsia and Modulating Blood Pressure. The Company may terminate this agreement on 90 days advance written notice. S&W may cancel the agreement by giving notice of a material breach by the Company which is not cured within 60 days after receipt of notice to cure the breach.

Among other terms and conditions contained in the agreement, the Company was required to make an initial $50,000 payment to S&W, and is obligated to make royalty payments to S&W of 3% of net sales (on an as collected basis) in developed countries and 0.5% of net sales in underdeveloped countries (as defined by the World Bank), of licensed products or services requiring their use, subject to adjustment as defined in the agreement. In order to maintain the license, the Company must pay S&W minimum annual consideration, in combination with the aforementioned royalties, as follows:

(a)	Calendar Year 2013, payable January 1, 2014	$20,000
(b)	Calendar Year 2014, payable January 1, 2015	$40,000
(c)	Calendar Year 2015, payable January 1, 2016	$70,000
(d)	Calendar Year 2016, payable January 1, 2017	$100,000
(e)	Calendar Year 2017, payable January 1, 2018	$150,000
(f)	Calendar Year 2018, payable January 1, 2019 and each January 1 year thereafter through the expiration of the Agreement	$200,000

The Company is in compliance with these payment terms, except that the payment due January 1, 2015 has not been made.

In addition, the Company is obligated for certain milestone payments –

•	For each Phase I clinical trial - $100,000
•	Upon successful conclusion of each Phase III clinical trial or any other clinical trial following a Phase II clinical trial for each licensed product - $500,000
•	Upon each regulatory/market approval on each licensed product/indication - $2,000,000.

The Company may sublicense its rights to parties that are satisfactory to S&W, and must pay royalties to S&W as indicated above, for receipts derived from net sales of products. There may be certain reductions in the event the Company must pay consideration to third parties.

The Company is responsible for prosecution and maintenance of the patent rights after the effective date and will be directly responsible for such future expenses of filing and protection of patent claims, including counsel fees. The agreement contains other obligations on the Company for timely periodic reporting of its activities and other matters that are material to maintenance of the patent rights.

Equity Line

On March 28, 2014, as amended May 9, 2014, September 4, 2014 and February 4, 2015 the Company entered into an Investment Agreement (“the Agreement”) with Dutchess Opportunity Fund II L.P. (“Dutchess”) whereby Dutchess may purchase up to that number of common shares having an aggregate purchase price of $5,000,000. This agreement is referred to by the parties as the Equity Line. Under terms of the Agreement, the Company may, at its sole discretion, deliver a Put Notice to Dutchess stating the dollar amount of common shares, which the Company intends to sell to Dutchess on a closing date. The maximum amount that Dutchess can be required to purchase at any one time shall be equal to (1) 200% of the average daily volume for the three trading days immediately preceding the formal date of the notice to Dutchess or (2) $150,000, determined at the sole discretion of the Company. The share purchase price is 94% of the lowest daily volume-weighted average price of Company stock for the 5 consecutive trading days beginning with the notice date and the ensuing four trading days. The Agreement is for a term of three years from the date of execution, or, if earlier, the sale of $5,000,000 or written notice to Dutchess by the Company. The Company and Dutchess amended the original agreement to require the Company to file a Registration Statement on Form S-1 (or other appropriate form) with the SEC covering 5 million common shares, the registrable securities, that may be issued under the Investment Agreement within 30 days of the completion of the review of the Form 10 by the SEC. The Company was notified by the SEC that the required registration statement filed by the Company with respect to the registrable securities, was declared effective on February 22, 2015.

NOTE 7 – DERIVATIVE LIABILITY AND EXPENSE

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risks including the entity’s own credit risk.

A fair value hierarchy for valuation inputs is established. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

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

The following is a summary of the embedded conversion features associated with the Company’s Level 2 financial instruments:

	Level 1	Level 2	Level 3
Year Ended December 31, 2013
Embedded Conversion Feature	$–	$2,183,440	$–
Option Value	$–	$1,292,844	$–
Warrants Issued for Services	$–	$150,000	$–
Year Ended December 31, 2014
Embedded Conversion Feature	$–	$658,141	$–
Option Value	$–	$688,179	$–
Warrants Issued for Services	$–	$–	$–

Derivative benefit (expense) recognized was $679,659 and $(2,495,663) in December 31, 2014 and December 31, 2013, respectively.

	2014	2013
Balance - January 1, 2014 and 2013	$(2,183,440)	$(706,239)
Derivative Benefit (Expense)	679,659	(2,495,663)
Conversions	845,640	1,018,462
Balance - December 31, 2014 and 2013	$(658,141)	$(2,183,440)

The values of conversion shares were determined using the Black-Scholes formula. In connection with the valuation of conversion shares, the Company used the following assumptions:

	2014	2013
Dividend Yield	0%	0%
Risk Free Interest Rate	.11%-.38%	.11% -.33%
Price Volatility	111%-261%	223%- 329%
Term	1Yr.	0.5Yr. - 1.0 Yr.

NOTE 8 – INCOME TAXES

The Company uses the liability method in accounting for income taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The potential benefit of net operating loss carry forwards has not been recognized in the accompanying consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be realized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Net loss	$(6,189,504)	$(7,419,722)
Income tax rate	34.0%	34.0%
Income tax benefit	2,104,431	2,522,705
Permanent difference	(856,215)	(1,716,133)
Valuation allowance	(1,248,166)	(806,572)
Net benefit	$–	$–

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The significant components of future income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Change in tax assets loss benefit	$16,111,892	$14,863,726
Allowance	(16,111,892)	(14,863,726)
Net change	$–	$–

The Company has recognized a valuation allowance for the deferred tax assets for which it more likely than not that the realization will not occur. The valuation allowance is reviewed periodically. When circumstances change and this causes a change in management’s judgment about the realizeability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carryforwards for income tax purposes are approximately $47,400,000 and $43,700,000 at December 31, 2014 and 2013, respectively, and will begin to expire in 2015. Neither the Company nor any of its subsidiaries have ever been the subject of an examination of the Internal Revenue Service. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize its net operating losses and credit carryforwards remaining at the ownership change date. The limitation would be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The Company has never had an examination by the Internal Revenue Service.

NOTE 9 – PREFERRED STOCK

Effective November 27, 2012 the Company reduced the number of authorized shares of Series A Preferred Stock from 250,000,000 to 10,000,000. At December 31, 2013, 10,000,000 Series A Preferred Stock shares are authorized and 9,715,443 shares have been issued and are outstanding. Effective on July 15, 2014 authorized shares of Series A Preferred shares were increased to 20,000,000 with a par value of $0.0001 per share; 9,715,443 preferred shares are issued and outstanding at December 31, 2014. The Series A Preferred shares are convertible into 161,924 shares of common stock.

The Series A Preferred Shares are not redeemable by the Company, and rank on par with Company common stock in the payment of dividends of any kind being declared on common stock. There is no sinking fund provision for the Series A Preferred Shares. The issued Series A Preferred Shares vote as common stock in all matters presented to stockholders for approval, but have special voting rights such that the aggregate of all then issued, outstanding and unconverted Series A Preferred Shares possesses a number of votes equal to all of the then issued and outstanding common shares of the Company multiplied by 1.01. The effect of the voting rights is that the holders of common stock by definition possess fewer aggregate votes than the aggregate of the then issued, outstanding and unconverted Series A Preferred Shares stockholders. Series A Preferred Shares are exchangeable into shares of common stock at the rate of ten (10) shares of common stock for each share of Series A preferred stock. The Series A Preferred Shares have an aggregate liquidation preference of $1,000,000 such that in the event of the dissolution, winding-down, or other liquidation of the Company the Series A Preferred Shares holders shall receive the first $1,000,000 of net proceeds after payment of debts. Following the payment of this liquidation preference, the holders of common stock would receive the next $1,000,000 of net proceeds. All other remaining net proceeds would then be split ratably between the Series A preferred stockholders and common stockholders on an as-converted basis. The effect of the liquidation preference is to subordinate the claims of the common stockholders on residual net proceeds after such a winding down, liquidation or dissolution, and to reduce by $1,000,000 the overall claims common stockholders hold on residual assets after payment of debts.

The holders of any majority of the then issued and outstanding Series A Preferred Shares have the authority to require all holders of Series A Preferred Shares to exercise the conversion feature described above. Other than where transferred for estate planning purposes, the Series A Preferred Shares automatically convert to shares of common stock upon any transfer.

NOTE 10 – COMMON STOCK

Effective November 27, 2012 the Company completed several changes to its capital structure and changed its name from Viral Genetics, Inc. to VG Life Sciences Inc. As a result of the capital structure changes, the numbers of authorized shares of common stock were reduced to 60,000,000 and preferred stock was reduced to 10,000,000. The 1-for -600 reverse stock split resulted in the cancellation of 920,837,717 pre-split shares of common stock which left 1,694,761 post-split shares of common stock outstanding. In the consolidated statement of stockholders’ deficit, the reverse stock split has been reflected as if it occurred on December 31, 2011, due to the extended equity (deficit) history presented in this consolidated statement. At December 31, 2013, the total number of shares of common stock authorized was 150,000,000 shares with a par value per share of $0.0001.

The Company has reserved the following shares for issuance or conversions related to outstanding stock options, warrants and convertible securities based upon transactions consummated through December 31, 2014:

Shares
Conversions of debt and preferred stock	88,891,177
Warrants	36,128,496
Stock Options	12,028,328
Total	137,048,001

The following is a summary of stock warrants activity:

Number of Warrants
Warrants outstanding at December 31, 2012	189,332
Granted	18,099,176
Expired	(75,660)
Warrants outstanding and exercisable at December 31, 2013	18,212,848
Granted	17,956,553
Expired	(40,905)
Cancelled	–
Warrants outstanding and exercisable at December 31, 2014	36,128,496

As of December 31, 2014, the weighted average remaining contractual life of warrants outstanding approximated 42 months and the weighted average exercise price per common share approximated $0.35.

During the year ended December 31, 2013, the fair value of each option granted was estimated using the Black-Scholes Option Pricing Model. In 2013, 1,377,963 warrants were issued as payment for services and were valued at $150,000.

Substantially all warrants and option conversion rights were exercisable at December 31, 2014 except for options granted pursuant to the 2013 Equity Incentive Plan and those warrants which are exercisable for a one year period commencing four years after the date of purchase of the corresponding notes with which they were associated.

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price

Options outstanding and exercisable at January 1, 2013	19,999	$21.38
Granted	5,932,498	0.71
Cancelled	(16,666)	22.12

Options outstanding and exercisable at December 31, 2013	5,935,831	$0.72

Granted	6,092,498	0.43

Options outstanding and exercisable at December 31, 2014	12,028,329	$0.57

As of December 31, 2014, the weighted average remaining contractual life of options outstanding approximated 9.3 years.

Prior to the adoption of the 2013 Equity Incentive Plan, there was no formal stock option plan in place. Stock options were issued by the Company for services as deemed appropriate.

During the year ended December 31, 2014 and 2013, the fair value of each option granted was estimated using the Black-Scholes Option Pricing Model using the following assumptions: risk free interest of 2.17%-3.04% and 3.04%, respectively; volatility of 125%-274% and 274% respectively; expected life of 5 years; and no expected dividends. The value of these options was $688,179 and $1,292,844 in 2014 and 2013, respectively. Option costs are included in Research and Development ($69,204 in 2014 and $95,376 in 2013) and General and Administrative Expense ($618,975 in 2014 and $1,197,468 in 2013) in the periods presented.

Adoption of 2013 Equity Incentive Plan

On December 30, 2013, the Stockholders approved the Company’s 2013 Equity Incentive Plan. Persons eligible to receive stock awards are employees, directors and consultants. The Company, by means of the Plan, seeks to retain the services of the group of persons eligible to receive Stock Awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its Affiliates. Stock awards include: (i) Incentive Stock Options (employees only), (ii) Non-statutory Stock Options, (iii) Restricted Stock Awards and (iv) Stock Appreciation Rights. The Board of Directors of the Company is designated as the Plan administrator and, among other things, (i) has the right to determine which persons shall receive stock awards, when and how and in what quantities (ii) reduce the exercise price of any option (iii) cancel and re -grant a new option covering the same or different numbers of shares of Common Stock, but not less than for newly granted stock awards, with certain exceptions. The termination date of the Plan shall be December 20, 2024. The Board may delegate administration of the Plan to a committee or committees of one or more members of the Board. The common stock that may be issued pursuant to Stock Awards shall not exceed 12,000,000 shares of common stock, subject to adjustment for any change in common stock without the receipt of consideration.

Unless the grantee under the Plan is a 10% Stockholder, the exercise price of each Incentive Stock Option shall not be less than 100% of the Fair Market Value of the Common Stock subject to the Option on the date the Option is granted. The exercise price of a Non-statutory Stock Option or Restricted Stock Award shall not be less than 85% of the Fair Market Value of common stock on the date the option is granted. However, a Restricted Stock Award may be awarded as a stock bonus, that is, with no cash purchase price to be paid.

A 10% Stockholder shall not be granted an Incentive Stock Option unless the exercise price of such Option is at least 110% of the Fair Market Value of the Common Stock on the date of grant and the Option is not exercisable after the expiration five years from the date of grant. A

10% Stockholder shall not be granted a Non-statutory Stock Option unless the exercise price of such Option is at least 100% of the Fair Market Value of the Common Stock on the date of grant, nor shall a 10% Stockholder be granted a Restricted Stock Award or Stock Appreciation Right (if such award could be settled in shares of Common Stock), unless the purchase price of the restricted stock is at least 100% of the Fair Market Value of the Common Stock on the date of grant.

The purchase price of Common Stock acquired pursuant to an Option shall be paid, to the extent permitted by applicable statutes and regulations, either (i) in cash at the time the Option is exercised or (ii) at the discretion of the Board at the time of the grant of the Option (or subsequently in the case of a Non-statutory Stock Option) (1) by delivery to the Company of other Common Stock, (2) according to a deferred payment or other similar arrangement with the Option holder or (3) in any other form of legal consideration that may be acceptable to the Board.

The Plan is currently administered by the Company’s Board which has the authority to delegate administration of the Plan to a committee. The following table summarizes information regarding the Company’s equity compensation plans as of December 31, 2014:

SUMMARY OF EQUITY COMPENSATION PLAN

Plan Description	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
2013 Equity Incentive Plan	12,000,000	$0.178	–

NOTE 11 – SUBSEQUENT EVENTS

Effective on January 2, 2015 the Board of Directors voted to amend the Company’s 2013 Equity Incentive Plan to increase the shares reserved that may be issued under the plan to 18 million.

Pursuant to the Equity Line Agreement with Dutchess, on March 19, 2015 the Company exercised its right to issue a Put Notice in the amount of $25,000. The pricing period runs from March 19, 2015 to March 25, 2015 with a floor price of $0.06 per share. The per share purchase price was calculated as $0.0664 in the pricing period.

Effective on January 12, 2015 the Company and MVF entered into a Convertible Promissory Note and Warrant Purchase Agreement pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. The Company also issued on January 12, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share (3,450,000), exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants will have a cashless exercise feature.

Effective on March 15, 2015 the Company and KED entered into a Convertible Promissory Note and Warrant Purchase Agreement pursuant to which KED agreed to a twelve monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. The Company also issued on March 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share (2,400,000), exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants will have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any payment which is not cured within 10 days of written or electronic notice to KED by the Company, than the Company may cancel the agreement. In that event KED would be entitled to retain that number of warrants associated with payments made prior to the default.

On April 13, 2015, the Company entered into an unlimited, unsecured revolving line of credit with MedBridge Development Company, LLC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5% per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of the Company’s common stock at the election of MDC. For each exchange of $1, MDC will receive the number of shares divided by the exchange price which is equal to the volume-weighted average closing price of the Company's common stock for the 20 trading days immediately prior to the date of notice by MDC. Any unpaid principal due at the maturity date will automatically be exchanged for shares of the Company's common stock using the maturity date as of the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, the Company shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted. Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Entry into a Material Definitive Agreement.

On April 13, 2015, we entered into an unlimited, unsecured revolving line of credit with MedBridge Development Company, LLC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5%t per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of our common stock at the election of MDC. For each exchange of $1, MDC will receive the number of shares divided by the exchange price which is equal to the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date of notice by MDC. Any unpaid principal due at the maturity date will automatically be exchanged for shares of our common stock using the maturity date as of the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, we shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted. Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law.

Unregistered Sales of Equity Securities.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 16, 2015, we issued 6,377,551 shares valued at $0.0588 for $375,000 worth of cash advances received, 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered, and 3,011,525 shares valued at $0.0588 for $177,077 of accrued interest on the note.

At the election of MVF, the securities were issued to the following parties:

Name	Number of shares
MedBridge Development Company, LLC	3,780,135
DW Odell Company, LLC	440,557
Wild Harp Holdings, LLC	519,858
Brennan de Raad	58,741
Caleb Rhoads	58,741
Chris Tormey	88,111
Garrett William Johnson	64,615
Rallie Odell	97,898
Raynee Odell	97,904
Ruth Loomer	146,852
TynanGroup, Inc.	293,705
Walker Odell	97,904
Other non-affiliated parties	6,258,851
Total	12,003,872

The securities were issued in accordance with our agreement with MedBridge Venture Fund, LLC, or MVF, dated July 13, 2013. Pursuant to the agreement, MVF agreed to provide us with a minimum investment of $250,000 cash and up to $2,500,000 in cash of $1,765,000 and services valued at $735,000 in the form of a convertible note. The amount accrued under the note is convertible at an exercise price equal to 10% lower than the lowest three-day average closing price starting on July 16, 2013 and ending on September 15, 2013 of $0.0588. As of December 31, 2014, we have received $1,500,000 in cash proceeds and received $723,750 in services in exchange for which we issued convertible notes and warrants to MVF to purchase 8,895,000 common shares. We have accrued approximately $177,000 in interest related to this aggregate obligation. Additional notes for monthly services to be provided by MVF from January 1, 2015 to January 12, 2015 valued by the parties at $11,250 and warrants to purchase an additional 45,000 shares of common stock, at a monthly rate stipulated in the agreement, are to be provided. The services to be provided by MVF include a management team with a President and CEO, Chief Operating Officer, Controller, grant application coordinator, finance administrative assistant and public relations resources. Through December 31, 2014, MVF converted $648,750 in principal at a defined conversion price of $0.0588 per share and received 11,033,163 shares of our common stock. The parties also agreed to a staggered lock up provision, with free-trading shares available in four equal parts, 25% each, on the following dates: December 15, 2014, March 15, 2015, June 15, 2015, and September 15, 2015. At December 31, 2014, $276,250 in cash proceeds are available to be funded under this arrangement. On March 16, 2015, we issued 6,377,551 shares valued at $0.0588 for $375,000 worth of cash advances received, 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered, and 3,011,525 shares valued at $0.0588 for $177,077.67 of accrued interest on the note.

Under the terms of our arrangements with MVF and MDC, John Tynan and David Odell were appointed to our Board of Directors, sharing one vote between the two directors, and also agreed to provide certain services to us. Mr. Tynan was appointed our Chief Executive Officer in July 2013, and Mr. Odell was appointed our Chief Financial Officer in December 2013. Mr. Odell continues to serve as Chief Executive Officer of MDC, in addition to his service as our Chief Financial Officer. In lieu of cash compensation for the management services of Mr. Tynan or Mr. Odell, Messrs. Tynan and Odell have directed us to award the respective value of their services in equity-based compensation to their designee, MVF.

MVF is co-managed by Wild Harp Holdings, LLC, which is 100% owned by our Chief Executive Officer and director, John Tynan, and DW Odell Company, LLC, which is 100% owned by our Chief Financial Officer and director, David Odell. MDC is owned 42.66% by the Tynan Family Trust, of which our Chief Executive Officer and director, John Tynan is the trustee; 42.66% by our Chief Financial Officer and director, David Odell; 7.5% by EDK, LLC, which is managed by Edward Koke; 7.31% by West Beach Investments, LLC, which is managed by Steven Schott; and 2.5% by Ruth Loomer, an individual. Mr. Tynan and Mr. Odell have voting and dispositive control over the shares held by MDC.

The securities were offered and sold in a private placement to a limited number of institutional and other accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Rule 506 of Regulation D promulgated thereunder. Accordingly, the securities issued in the private placement have not been registered under the Securities Act of 1933, as amended, and until so registered, the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of January 6, 2015.

Name	Age	Position(s) or Office(s) Held
John Tynan	59	President and Chief Executive Officer; Director
David Odell	48	Chief Financial Officer; Director
Haig Keledjian	53	Chairman of the Board of Directors; Vice President of Research and Development; Secretary
Arthur Keledjian	49	Director

Biographies and Qualifications of Our Executive Officer and Directors.

The biographies of our executive officers and directors and certain information regarding each individual’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of our Company are as follows:

Executive Officers

John Tynan

John Tynan has served as our President and Chief Executive Officer since July 2013 and as a director of our Company since March 2013. Mr. Tynan serves our Company with a focus on our achievement of key milestones, which includes completing VG1177 animal studies, identifying partnerships for cancer and agricultural applications of Metabolic Disruption Technology, or MDT, and achieving timely financial filings. He is a valuable member of our Board of Directors due to his extensive business and development experience. In the past five years, Mr. Tynan has been responsible for the management of over $1 billion in hospitality development and renovation projects, overseeing complex, multi-year projects to completion for major hotel brands.

Prior to joining our Company, Mr. Tynan founded TynanGroup, Inc. in Santa Barbara, California in 1993 and currently serves as its President. Twenty years of experience in the industry and over $4 billion of development experience has made Mr. Tynan one of the most respected executives in the country. His wealth of exposure involving commercial, industrial, and residential development and his projects have benefited some of the biggest corporations in America. As President of TynanGroup, Inc., Mr. Tynan has also developed a full-service consulting firm with offices strategically located across the country.

Prior to founding TynanGroup, Mr. Tynan spent nearly a decade managing the construction of several luxury resort and hotel projects for Hyatt Development Corporation. As its Vice President of Planning and Construction, Mr. Tynan successfully oversaw the entitlements, design management and construction of some $1.5 billion dollars in project expenditures and a total field force of over 9,000 people.

He is a frequent speaker with industry and trade publications, as well as conventions and Fortune 500 corporate retreats. Irish American Magazine named Mr. Tynan one of its “Business 100.” Mr. Tynan holds a Bachelor of Science in civil engineering from the University of Illinois and an MBA in finance from DePaul University in Chicago, Illinois.

David Odell

David Odell has served as our Chief Financial Officer since December 2013 and as a director of our Company since March 2013. Mr. Odell has also served as a member of the Board of Directors of our subsidiary, VG Energy, Inc. since 2012. He serves our Company with a focus on providing strategic direction, fundraising activities, and financial oversight of our controller. Prior to joining us in an official capacity, Mr. Odell was a long-time investor of our Company. Mr. Odell is a valuable member of our Board of Directors due to his extensive entrepreneurial business and investment experience in the healthcare industry.

Alongside his role with us, Mr. Odell leads finance and partnership management for MedBridge Development Company, LLC as its President and Chief Executive Officer. He is also an Executive Vice President and Chief Financial Officer for TynanGroup, Inc., where he successfully managed TynanGroup’s growth that led to recognition of the company by Inc. Magazine as one of the fastest growing companies in America. Mr. Odell also serves in several non-public board and advisor roles for companies and non-profit groups throughout Santa Barbara, California.

Prior to joining TynanGroup in 1995, Mr. Odell was employed by a private accounting firm serving a broad spectrum of planning, audit and tax clients as a licensed CPA. Mr. Odell holds a Bachelor of Arts in economics and business from Westmont College.

Haig Keledjian

Haig Keledjian currently serves as our Vice President of Research and Development and Secretary, a position he has held since July 2013. He also serves as Chairman of our Board of Directors, a position he has held since 2001. Mr. Keledjian is the original founder of our Company and has served in various positions with our Company since founding our Company in 2001, including previously serving as our Chief Executive Officer. He previously oversaw the licensing of our global intellectual property portfolio and guided our research and development program for over 10 years, and now focuses his efforts on expanding our intellectual property portfolio, as well as coordination of ongoing research, collaborator relationships, and fundraising activities.

Mr. Keledjian is a California attorney. Prior to founding our Company, he practiced tax and estate law in California. Mr. Keledjian is a valuable member of our Board of Directors due to his intimate knowledge of our Company as he was our original founder and his extensive strategic and management experience in our industry.

Mr. Keledjian holds a Bachelor of Science in Business and Accounting from California State University Los Angeles, followed by a Master’s Degree in Taxation, or MBT, from Golden State University in 1985. In 1989, Mr. Keledjian completed his undergraduate law studies by obtaining a B.S. in law from Glendale University and in 1991 obtained his Juris Doctorate from Glendale University. He was admitted to the California State Bar in 1993.

Non-Employee Directors

Arthur Keledjian

Arthur Keledjian, brother of Haig Keledjian, has served as a member of our Board of Directors since 2001. Mr. Keledjian has been involved with us since our inception and is a valuable addition to our Board of Directors due to his longevity with us and extensive strategic advising experience. Mr. Keledjian is responsible for procuring and managing over $10 million in annual sales with SCI – Hispana in his business development role. He is based in Los Angeles, CA.

Mr. Keledjian graduated from California State University, Los Angeles with a Bachelor of Science in Business Administration & Marketing.

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We do not have any securities registered under Section 12 of the Exchange Act, as amended. Accordingly, our directors, executive officers, and stockholders beneficially owning more than 10% of our common stock are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We adopted a written code of ethics on April 9, 2015 that applies to all our directors, officers, and employees. Our code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-K.

PROCEDURE FOR NOMINATING DIRECTORS

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We consider recommendations for director candidates from our directors, officers, employees, stockholders, customers and vendors. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's qualifications, to our Board of Directors at 121 Gray Avenue, Suite 200, Santa Barbara, California, 93101, and the Board of Directors will consider such nominee. The Board of Directors selects the director candidates slated for election. We do not have a separately designated nominating committee in light of resource allocations made by the Board of Directors in its business judgment.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors is responsible for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board’s primary responsibility is to oversee management of our Company and, in so doing, serve the best interests of our Company and our stockholders.

AUDIT COMMITTEE

We do not currently have a separately designated audit committee. We do not currently have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K serving on our Audit Committee. We have been unable to find a suitable candidate for the independent director who satisfies the definition of “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation for our fiscal years ended December 31, 2014 and 2013 awarded to, earned by, or paid to our Principal Executive Officer and our two most highly compensated executive officers, all of which are referred to herein as the “Named Executive Officers.”

Summary Compensation Table for Fiscal Years Ended December 31, 2014, and 2013

Name and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)	Option awards ($) (1)	Total ($)
John Tynan Chief Executive Officer	2014	0 (2)	0	158,711 (2), (3)	158,711
	2013	0 (2)	0	303,470 (2), (3)	303,470
David Odell Chief Financial Officer	2014	0 (4)	0	158,711 (4), (5)	158,711
	2013	0 (4)	0	303,470 (4), (5)	303,470
Haig Keledjian Chairman of the Board of Directors;	2014	292,500 (6), (9)	0	158,711 (7), (8)	451,211
Vice President of Research and Development	2013	292,500 (6), (9)	0	307,370 (7), (8)	599,870

_______________

(1)	Represents the aggregate grant date fair value of stock option awards granted in the covered fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated for the covered fiscal year on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 10 to our audited consolidated financial statements for the year ended December 31, 2013. The amounts in this column do not represent the actual amounts paid to or realized by our Named Executive Officers during the fiscal years ended December 31, 2014, and 2013.

(2)	John Tynan was appointed our Chief Executive Officer in July 2013. He does not receive cash compensation for his services as an executive officer and director of our Company. Mr. Tynan receives equity-based compensation for his services. He is a managing member of MedBridge Venture Fund, LLC, or MedBridge Venture Fund, through Wild Harp Holdings, LLC, an entity which he controls. Mr. Tynan has directed that equity-based compensation for his management services pursuant to the MVF agreement should be issued in the name of his designee, MedBridge Venture Fund.

(3)	Mr. Tynan was granted an aggregate of 1,400,000 options to purchase common stock at the end of 2013 and another 1,400,000 during 2014. 2,000,000 of these options were awarded for his services as an executive officer of our Company, and the remaining 800,000 options were awarded for his services as a director of our Company on the date of the grant, and expire ten years from the date of grant.

(4)	David Odell was appointed our Chief Financial Officer in December 2013. He does not receive cash compensation for his services as an executive officer and director of our Company. Mr. Odell receives equity-based compensation for his services. He is a managing member of MedBridge Venture Fund through DW Odell Company, LLC, an entity which he controls.

(5)	Mr. Odell was granted an aggregate of 1,400,000 options to purchase common stock at the end of 2013 and another 1,400,000 during 2014. 2,000,000 of these options were awarded for his services as an executive officer of our Company, and the remaining 800,000 options were awarded for his services as a director of our Company. The options vest on the date of the grant, and expire ten years from the date of grant.

(6)	Haig Keledjian is our Vice President of Research and Development. He served as our Chief Executive Officer from 2001 until July 2013. Pursuant to the terms of an employment agreement we entered into with Mr. Keledjian effective January 1, 2011 and executed on March 11, 2011, Mr. Keledjian has elected not to receive cash compensation for his services as an executive officer and director of our Company. In lieu of cash compensation, we have agreed to accrue the full value of Mr. Keledjian’s salary each year under a convertible note secured by all of the assets of our Company we issued to Best Investment, Inc., now Best Investment Trust, controlled and owned by Mr. Keledjian, on March 5, 2008 and restated and amended on October 1, 2013. The amended and restated note is unsecured. The note is non-interest bearing and is due on October 31, 2018. On December 4, 2013, Best Investment, Inc. converted $479,090.75 and received 2,000,000 shares at a price of $0.24 (rounded) and 2,000,000 five-year warrants at an exercise price of $0.36 per share. In the twelve month period ended December 31, 2014, an aggregate of $577,628 in principal and $21,258 in interest was converted into 3,447,449 common shares and warrants to purchase an equal number of shares at 1.5 times the conversion prices, fully satisfying the note.

(7)	Mr. Keledjian was granted an aggregate of 1,400,000 options to purchase common stock at the end of 2013 and another 1,400,000 during 2014. The options vest on the date of the grant, and expire ten years from the date of grant. 2,000,000 of these options were awarded for his services as an executive officer of our Company, and the remaining 800,000 options were awarded for his services as a director of our Company.

(8)	The employment agreement we entered into with Mr. Keledjian on January 1, 2011 also provided for the award of 12 million pre-reverse split options in the initial year and 5,000 (3,000,000 pre reverse split) stock option grants annually to Mr. Keledjian. The exercise price for the options is based upon the volume weighted average price, or VWAP, twenty days after the grant date. All option awards are fully vested on grant, expire in December 2018, and allow for cashless exercise. The conversion price for the options Mr. Keledjian received in 2012 was $0.0171 per share and the value of the award is $51,000. The conversion price for the 5,000 options Mr. Keledjian received in 2013 was $230.28 (pre-reverse split price of $0.3838) per share and the value of the award is $3,900. The conversion price for the 5,000 options Mr. Keledjian received in 2014 was $143.25 (pre-reverse split price of $0.2387) per share and the value of the award is $0 (the 2013 valuation was overbooked in error, therefore the total of 2013 and 2014 are represented in 2013’s total valuation).

(9)	Effective January 1, 2011, our majority-owned subsidiary, VG Energy, Inc. entered into an employment agreement with Mr. Keledjian. The agreement provides for a base annual salary of $97,500, as well as for the award of certain stock option grants annually to Mr. Keledjian. In lieu of cash compensation, VG Energy agreed to accrue the full value of Mr. Keledjian’s salary each year under a secured line of credit note issued to Mr. Keledjian on March 8, 2005 through VG Life Sciences Inc. This secured revolving line of credit note refinanced on October 1, 2013 through the Unsecured Best Investment Trust note. The secured revolving line of credit note had a balance of $0 as of October 1, 2013. As of October 1, 2013, Mr. Keledjian’s VG Energy salary accrues quarterly in Employee Notes Payable.

Narrative to Summary Compensation Table

Our Named Executive Officers are compensated pursuant to contractual agreements. As specified in the notes to the summary compensation table above, our Named Executive Officers currently receive equity for their services. Mr. Tynan has designated that equity earned by him for management services should be issued in the name of MedBridge Venture Fund. The full value of Mr. Keledjian’s salary each year is accrued under an unsecured convertible note we issued to Best Investment, Inc., an entity controlled and owned by Mr. Keledjian. Mr. Keledjian’s salary now accrues quarterly in Employee Notes Payable.

Employment Arrangements with John Tynan and David Odell

On March 18, 2013, we entered into a Memorandum of Understanding with MedBridge Development Company, LLC, or MDC, for a two-year strategic collaboration. Under this arrangement, MDC has agreed to provide us with financial support, administrative support and other services to enable us to continue our research and development activities and provide for our operating expenses. John Tynan and David Odell are the managing members of MedBridge Development Company, LLC. Under the terms of the agreement, Messrs. Tynan and Odell were appointed to our Board of Directors, sharing one vote between the two directors, and also agreed to provide certain services to us. In lieu of cash compensation for the services of Mr. Tynan or Mr. Odell, Messrs. Tynan and Odell have directed us to award the respective value of their services in equity-based compensation to their designee, MedBridge Venture Fund, LLC.

VG Life Sciences Inc. Employment Agreement with Haig Keledjian

Effective January 1, 2011, we entered into a five–year employment agreement with Haig Keledjian. At the time we entered into the agreement, Mr. Keledjian was our Chief Executive Officer. As of July 2013, he serves as our Vice President of Research and Development. The terms of the employment provides for an annual base salary of $195,000 for Mr. Keledjian. In lieu of cash compensation, we accrued the full value of Mr. Keledjian’s salary each year, through October 1, 2013, under an unsecured convertible note we issued to Mr. Keledjian on March 5, 2008. The note is non-interest bearing and was amended October 1, 2013. It is due on October 31, 2018. As of October 1, 2013, Mr. Keledjian’s salary accrues quarterly in Employee Notes Payable. As of December 31, 2013, we owe Mr. Keledjian approximately $577,328 per the non-interest bearing note for unpaid salary and other expenses, and $48,750 in accrued but unpaid salary for October 1 – December 31, 2013.

The employment agreement also provides for the award of 5,000 stock option grants annually to Mr. Keledjian. The exercise price for the options is based upon the volume weighted average price, or VWAP, 20 days after the grant date. All option awards are fully vested on grant, expire in December 2018, and allow for cashless exercise.

The employment agreement provides Mr. Keledjian with certain one-year severance benefits in the event we terminate him without cause, as such term is defined in the employment agreement. Mr. Keledjian shall be compensated by us through a single sum payment due within 30 days after such termination in an amount equal to the annual Salary in effect as of the date of termination and payable in cash or, at Mr. Keledjian election, in stock, and the minimum number of all options that would be due to Employee during the Initial Term had the Agreement not been terminated or, in the case of a subsequent one-year extension, the Annual Option due for that year, provided that the exercise price of all such options shall be determined using the VWAP as of the effective date of termination. In the event Mr. Keledjian is terminated by us in the event of “good reason,” as such term is defined in the employment agreement, or for any other reason, no severance benefits are owed to Mr. Keledjian.

VG Energy Employment Agreement with Haig Keledjian

Also effective January 1, 2011, our majority-owned subsidiary, VG Energy, Inc. entered into an employment agreement with Mr. Keledjian. The agreement provides for a base annual salary of $97,500, as well as for the award of certain stock option grants annually to Mr. Keledjian. In lieu of cash compensation, VG Energy agreed to accrue the full value of Mr. Keledjian’s salary each year under a secured line of credit note issued to Mr. Keledjian on March 8, 2005 through VG Life Sciences Inc. This secured revolving line of credit note refinanced on October 1, 2013 through the Unsecured Best Investment Trust note. The secured revolving line of credit note had a balance of $0 as of October 1, 2013. As of October 1, 2013, Mr. Keledjian’s VG Energy salary accrues quarterly in Employee Notes Payable.

Under Mr. Keledjian’s unsecured Best Investment Trust note, he may exchange the principal amount outstanding under the note for our common stock at a conversion price equal to the volume weighted average price or VWAP, or if not available, then the fair market value, calculated on the date of conversion. Accrued but unpaid salary is recorded on our balance sheet as accrued expenses. As of December 31, 2013, VG Energy owes Mr. Keledjian approximately $24,375.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of options outstanding on December 31, 2014, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Tynan	1,400,000 (2)	0	$0.2249	12/29/2023
	350,000 (2)	0	$0.2230	03/31/2024
	350,000 (2)	0	$0.1700	06/30/2024
	350,000 (2)	0	$0.0750	09/30/2024
	350,000 (2)	0	$0.0700	12/31/2024
David Odell	1,400,000 (2)	0	$0.2249	12/29/2023
	350,000 (2)	0	$0.2230	03/31/2024
	350,000 (2)	0	$0.1700	06/30/2024
	350,000 (2)	0	$0.0750	09/30/2024
	350,000 (2)	0	$0.0700	12/31/2024
Haig Keledjian	5,000 (3)	0	$230.28	12/31/2018
	1,400,000 (2)	0	$0.2249	12/29/2023
	5,000 (4)	0	$143.25	12/31/2018
	350,000 (2)	0	$0.2230	03/31/2024
	350,000 (2)	0	$0.1700	06/30/2024
	350,000 (2)	0	$0.0750	09/30/2024
	350,000 (2)	0	$0.0700	12/31/2024

_______________

(1)	All options vest on the date of the grant.
(2)	Granted pursuant to the 2013 equity incentive plan approved by our Board of Directors and subsequently approved by our stockholders on December 30, 2013.
(3)	Mr. Keledijan received 5,000 (3,000,000 pre reverse split) stock options on January 1, 2013 at a pre-split exercise price of $0.3838 pursuant to an employment agreement dated January 1, 2011.
(4)	Mr. Keledijan received 5,000 (3,000,000 pre reverse split) stock options on January 1, 2014 at a pre-split exercise price of $0.2387 pursuant to an employment agreement dated January 1, 2011.

Director Compensation

The following table sets forth the compensation earned or paid to our non-employee director for services to us during the fiscal years ended December 31, 2014 and 2013. The compensation of directors who are employees of our Company is reflected in the Summary Compensation Table above.

Director Compensation Table for Fiscal Years Ended December 31, 2014 and 2013

Name of Director	Year Ended December 31	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Arthur Keledjian	2014	0	45,346	45,346
	2013	0	86,706	86,706

_______________

(1)	Represents the aggregate grant date fair value of stock option awards granted in the covered fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated for the covered fiscal year on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 10 to our audited consolidated financial statements for the year ended December 31, 2013. The amounts in this column do not represent the actual amounts paid to or realized by our director during the fiscal year ended December 31, 2014 and 2013.

Narrative to Director Compensation Table

We do not have a formal director compensation plan. In 2013, we granted each of our employee and non-employee directors an option to purchase shares of our common stock. These options vest immediately and the exercise price is $0.2249, the closing price of our common stock on December 31, 2013. The expiration date of the options is ten years from the date of grant and the options have a cashless exercise feature. We issued identical grants to the directors on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.

We have not historically paid cash compensation to our directors for services and we have no intention, at this time, to provide cash compensation to directors in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information related to the beneficial ownership, as of the close of business on December 31, 2014 of our Series A Preferred Stock and common stock by: (i) all persons we know who beneficially hold more than 5% of our securities, (ii) all of our directors, (iii) all of our executive officers and (iv) our directors and executive officer as a group. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power as indicated with respect to all securities that they beneficially own, subject to applicable community property laws.

In computing the number of securities beneficially owned by a person and the percentage ownership of that person, we deemed outstanding the shares underlying stock options, warrants and convertible notes held by that person that are currently exercisable or exercisable within 60 days after December 31, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Series A Preferred Stock

Name and address	Amount and nature of beneficial ownership	Percentage of class beneficially owned (1)
Haig Keledjian P.O. Box 1020 South Pasadena, CA 91031	5,573,725 (2)	57.4%

_______________

(1)	On December 31, 2014, we had 9,715,443 shares of Series A Preferred Stock issued and outstanding. Series A stockholders have not changed since we completed a 1 for 600 reverse stock split on November 26, 2012. Prior to the Reverse Stock Split, one Series A share was convertible to 10 common shares. The Reverse Stock Split did not adjust the number of Series A preferred shares outstanding, however, the reverse did adjust the number of common shares that one share of Series A preferred stock is convertible into. Prior to the Reverse Stock Split, one share of Series A Preferred Stock could be converted into ten shares of common stock. The effect of the reverse split is that one share of Series A Preferred Stock may now be converted into 0.0167 shares of common stock, such that the 9,715,443 shares of Series A Preferred Stock issued and outstanding may be converted into 161,924 shares of common stock.

(2)	Mr. Keledjian is Chairman of our Board of Directors and serves as our Vice President of Research and Development. He is also our former Chief Executive Officer. Mr. Keledjian beneficially owns 5,573,725 shares of our Series A Preferred Stock. His ownership consists of (a) 349,928 shares held in the name of Mr. Keledjian; (b) an aggregate of 4,989,621 shares which have been irrevocably transferred to trusts for Mr. Keledjian’s family and children; (c) 177,154 shares held by Best Investment Trust, formerly Best Investments, LLC.; and (d) 57,022 shares held by Bretton Securities UDT 7/20/95, where Mr. Keledjian is Trustee for the trust and therefore has control but not ownership. Mr. Keledjian is the trustee of these trusts, and has sole voting and dispositive control over the shares.

Stockholders Known by Us to Own Over 5% of Our Common Stock

	Amount of beneficial ownership
Name and address	Shares owned	Shares - rights to acquire (1)	Total number	Percentage of shares beneficially owned (2)
MedBridge Venture Fund, LLC 121 Gray Avenue, Suite 200 Santa Barbara, CA 93101 (3)	2,040,816	33,354,592	35,395,408	49.2%
MedBridge Development Company, LLC 121 Gray Avenue, Suite 200 Santa Barbara, CA 93101 (4)	2,614,796	4,918,418	7,533,277	18.0%

_______________

(1)	Represents shares subject to outstanding stock options and warrants currently exercisable or exercisable, or currently vested or that will vest, within 60 days of December 31, 2014.

(2)	On December 31, 2014, we had 41,901,119 shares of common stock issued and outstanding.

(3)	Pursuant to an agreement entered into with MedBridge Venture Fund, LLC, or MVF, MVF is the beneficial owner of 35,395,408 shares of common stock. On July 13, 2013, MVF agreed to provide up to $2,500,000 in cash advances and services to us. MVF may convert the cash advanced to us ($1,450,000) and the cost of services earned ($656,250 as of September 30, 2014) into shares of common stock at any time, subject to lock-up provisions. As of December 31, 2014, MVF had converted $120,000 in services rendered into 2,040,816 shares of common stock, and has rights to acquire 33,354,592 shares of common stock. On December 15, 2014, MVF also converted 2,614,796 shares for $153,750 services rendered to us, however these shares were issued directly to MDC (see footnote 4).

MVF is co-managed by Wild Harp Holdings, LLC, which is 100% owned by our CEO and director, John Tynan, and DW Odell Company, LLC, which is 100% owned by our CFO and director, David Odell. My Tynan and Mr. Odell have voting and dispositive control over the shares held by MVF.

(4)	Pursuant to two agreements entered into with MedBridge Development Company, or MDC, MDC is the beneficial owner of 9,163,104 shares of common stock.

On March 18, 2013, MDC agreed to provide a maximum line of credit of $550,000 consisting of cash advances. MDC also agreed to provide services to us at a fee of $20,000 per month. As of December 31, 2014, MDC has advanced $410,000 in cash advances and MDC has provided $429,032 in services. MDC may convert the cash advanced to us ($410,000) and the value of services earned (429,032) into shares of common stock. As of December 31, 2014, MDC converted $287,500 in cash advances and $369,032 services owed into 4,476,002 shares of common stock. In January 2015 we anticipate MDC to convert $122,500 in cash advances and $180,000 in sevices owed into 1,629,828 shares. In accordance with the agreement, the number of shares that MDC may acquire for services has been calculated based on the quarterly average share price less 10% which has ranged from $0.0756 to $0.2302 in the period through December 31, 2014.

On August 27, 2014, MDC agreed to provide us $50,000. As of October 15, 2014, MDC has advanced $50,000 through this agreement. MDC may convert the cash advance to us into shares of common stock. As of October 15, 2014, MDC had converted $0 of cash advances into common stock. The number of shares MDC may acquire for cash advanced to us has been calculated based on a contractual stock price of $0.113 or 442,478 shares.

Per footnote 3 above, on December 15, 2014, MVF converted $153,750 worth of services rendered. This resulted in 2,614,796 shares being issued directly to MDC as a member of MVF.

MDC is owned 42.66% by the Tynan Family Trust, of which our CEO and director, John Tynan is the trustee; 42.66% by our CFO and director, David Odell; 4.87% by EDK, LLC, which is managed by Edward Koke; 7.31% by West Beach Investments, LLC, which is managed by Steven Schott; and 2.5% by Ruth Loomer, an individual. Mr. Tynan and Mr. Odell have voting and dispositive control over the shares held by MDC.

Common Stock Owned by Officers and Directors

		Amount of beneficial ownership
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares owned	Shares - rights to acquire (3)	Total number	Percentage of shares beneficially owned (2)
John Tynan (4)	Chief Executive Officer; Director	7,096,706	22,324,524	29,421,230	45.8%
David Odell (5)	Chief Financial Officer; Director	7,102,941	21,244,592	28,347,533	44.9%
Haig Keledjian (6)	Chairman of the Board of Directors; Vice President of Research and Development, Secretary	4,978,518	4,412,256	9,390,774	20.3
Arthur Keledjian (7)	Director	0	800,000	800,000	1.9%
All directors and executive officers as a group (5 persons)		19,178,165	48,781,372	67,959,537	74.9%

_______________

(1)	Unless otherwise stated, the address of each beneficial owner listed on the table is c/o VG Life Sciences Inc., 121 Gray Avenue, Suite 200, Santa Barbara, California 93101.

(2)	On December 31, 2014, we had 41,901,119 shares of common stock issued and outstanding.

(3)	Represents shares subject to outstanding stock options and warrants currently exercisable or exercisable, or currently vested or that will vest, within 60 days of December 31, 2014.

(4)	Mr. John Tynan is our Chief Executive Officer and a member of our Board of Directors. He owns 7,096,706 shares of common stock and rights to 22,324,524 shares of common stock which may be acquired within 60 days of December 31, 2014. His ownership consists of (a) 2,038 shares held in the name of Mr. Tynan, (b) 3,870 shares which have been irrevocably transferred to the Tynan Family Trust, Mr. Tynan is the trustee of the Tynan Family Trust, and has sole voting and dispositive control over the shares, (c) 7,090,798 held in the name of MedBridge Development Company, LLC, of which he owns 42.66% and has voting and dispositive control of the shares, (d) 12,159,864 which may be acquired within 60 days of December 31, 2014, through ownership in MedBridge Venture Fund, LLC, held in the name of MedBridge Development Company, LLC, of which he owns 42.66% and has voting and dispositive control of the shares, (e) 1,505,102 shares which may be acquired within 60 days of December 31, 2014, through ownership in MedBridge Venture Fund, LLC, held in the name of Wild Harp Holdings, LLC, of which he owns 100% and has voting and dispositive control of the shares, (f) 850,340 shares which may be acquired within 60 days of December 31, 2014, through ownership in MedBridge Venture Fund, LLC, held in the name of TynanGroup, Inc., of which he owns 50.0% and has voting and dispositive control of the shares, (g) 2,800,000 shares which may be acquired within 60 days of December 31, 2014, through option grants received through December 31, 2014, (h) 2,072,306 shares which may be acquired within 60 days of December 31, 2014, through ownership in MedBridge Development Company, LLC, and (i) 2,936,912 shares which may be acquired within 60 days of December 31, 2014 through ownership in Wild Harp Holdings, of which he owns 100% and has voting and dispositive control of the shares. Mr. Tynan shares voting and investment control over the shares owned by MedBridge Venture Fund, LLC and MedBridge Development Company, LLC with Mr. Odell.

(5)	Mr. David Odell is our Chief Financial Officer and a member of our Board of Directors. He owns 7,102,941 shares of common stock and rights to 21,244,592 shares of common stock which may be acquired within 60 days of December 31, 2014. His ownership consists of (a) 12,142 shares held in the name of Mr. Odell, (b) 4,476,002 shares held in the name of MedBridge Development Company, LLC, of which he owns 42.66% and has voting and dispositive control of the shares, (c) 12,159,864 shares which may be acquired within 60 days of December 31, 2014, through ownership in MedBridge Venture Fund, LLC, held in the name of MedBridge Development Company, LLC, of which he owns 42.66% and has voting and dispositive control of the shares, (d) 1,275,510 shares which may be acquired within 60 days of December 31, 2014, through ownership in MedBridge Venture Fund, LLC, held in the name of DW Odell Company, LLC, of which he owns 100% and has voting and dispositive control of the shares, (e) 2,800,000 shares which may be acquired within 60 days of December 31, 2014, through option grants received through December 31, 2014; and (f) 442,478 shares which may be acquired within 60 days of December 31, 2014, through ownership in MedBridge Development Company, LLC., and (g) 2,936,912 shares which may be acquired within 60 days of December 31, 2014 through ownership in DW Odell Company, of which he owns 100% and has voting and dispositive control of the shares. Mr. Odell shares voting and investment control over the shares owned by MedBridge Venture Fund, LLC and MedBridge Development Company, LLC with Mr. Tynan.

(6)	Mr. Haig Keledjian is Chairman of our Board of Directors, Vice President of Research and Development and Secretary. He owns 4,978,518 shares of common stock and rights to 4,062,256 shares of common stock which may be acquired within 60 days of December 31, 2014, which includes 92,524 shares that he may acquire by converting his Series A preferred stock at a rate of 0.0016 shares of common stock for each share of Series A preferred stock and 350,000 shares the may be acquired upon the exercise of options. His ownership consists of (a) 22,803 shares held in the name of Mr. Keledjian; (b) an aggregate of 4,952,438 shares which have been irrevocably transferred to trusts for Mr. Keledjian’s family and children, where Mr. Keledjian is the trustee for a client’s trust; (c) 2,800,000 shares which may be acquired within 60 days of December 31, 2014, through option grants received through October 15, 2014; and (d) 3,277 shares held by Valerian Financial Services, LLC, a corporation controlled and owned by Mr. Keledjian. The aggregate of 4,952,438 shares of common stock, which have been irrevocably transferred to trusts for Mr. Keledjian’s family and children, where Mr. Keledjian is the trustee for a client’s trust, were transferred as follows: (i) 9,888 shares of common stock held in the Geko Trust, (ii) 4,462,833 shares of common stock held in the Best Investment Trust, (iii) 6,677 shares of common stock held in the Bretton Securities UDT 7/20/95 Trust, (iv) 4,089 shares of common stock held in the GK Trust, (v) 2,763 shares of common stock held in the Tomson Voting Trust, (vi) 36 shares of common stock held in the Foundation for Advancement of Health Sciences, and (vii) 466,152 shares of common stock held in NICSA Irrevocable Trust. Mr. Keledjian is the trustee of these trusts, and has sole voting and dispositive control over the shares.

(7)	Mr. Arthur Keledjian is a member of our Board of Directors. He owns rights to 800,000 shares of common stock which may be acquired within 60 days of December 31, 2014.

As of December 31, 2014, there are no arrangements among our beneficial owners known to management which could result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

MedBridge Development Company and MedBridge Venture Fund, LLC

MedBridge Development Company, LLC

On March 18, 2013, we entered into a Memorandum of Understanding with MedBridge Development Company, LLC, or MDC, for a two-year strategic collaboration. At the time of the transaction, the Chief Executive Officer of MDC, David Odell, was a current stockholder of our Company but was not employed by us in a director or officer capacity. John Tynan, the other managing member of MDC, had also purchased certain of our securities in the past, but did not own 5% or more of the company’s stock at the time we entered into the MOU

Under this arrangement, MDC has agreed to provide us with financial support up to $550,000 cash, administrative support valued at $20,000 per month and other services to enable us to continue our research and development activities and provide for our operating expenses. Excluding the first $50,000 of cash, all other payments and fees shall accrue under a convertible note we issued to MDC on March 18, 2013. In 2014 and 2013, MDC advanced $235,000 and $175,000, respectively, and provided $240,000 and $189,032 in services, respectively. As of December 31, 2014, we have accrued $60,000 in management fees related to Q4 2014. In 2014, MDC converted an aggregate of $390,000 in debt and received 2,467,916 common shares. In 2013, MDC converted and aggregate of $266,532 in and received 2,008,087 common shares. Further, in accordance with the terms of the arrangement, warrants to acquire an equal number of shares as issued for the foregoing note conversions were issued to MDC, for an aggregate of 4,476,003 common shares at a weighted average exercise price per share of $0.1467.

The arrangement provides an option to convert the amount owed under the convertible note into shares of our common stock. Any amounts advanced by MDC are convertible at the 20 day average of our stock price prior to the conversion date, and any costs thereafter shall be paid in shares of our common stock valued at the average stock price per quarter, discounted by 10%. Such share payments will be made on a quarterly basis. For each share issued, MDC shall also receive warrants to purchase one additional share exercisable at the undiscounted average stock price for the corresponding quarter. Each warrant expires 18 months after the two-year lock up period. We also agreed to a two-year lock-up provision from March 18, 2013, and MDC is unable to sell the shares it holds in our Company until that restriction has lifted. Each warrant’s 18 month term starts from the date the restriction is lifted.

Under the terms of the arrangement, John Tynan and David Odell were appointed to our Board of Directors, sharing one vote between the two directors, and also agreed to provide certain services to us. Mr. Tynan was appointed our Chief Executive Officer in July 2013, and Mr. Odell was appointed our Chief Financial Officer in December 2013. As of December 31, 2014, Messrs. Tynan and Odell collectively own 85.32% of MDC. Mr. Odell continues to serve as Chief Executive Officer of MDC, in addition to his service as our Chief Financial Officer. In lieu of cash compensation for the management services of Mr. Tynan or Mr. Odell, Messrs. Tynan and Odell have directed us to award the respective value of their services in equity-based compensation to their designee, MedBridge Venture Fund.

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

On April 13, 2015, we entered into an unlimited, unsecured revolving line of credit with MedBridge Development Company, LLC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5%t per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of our common stock at the election of MDC. For each exchange of $1, MDC will receive the number of shares divided by the exchange price which is equal to the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date of notice by MDC. Any unpaid principal due at the maturity date will automatically be exchanged for shares of our common stock using the maturity date as of the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, we shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted. Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law.

MDC is owned 42.66% by the Tynan Family Trust, of which our Chief Executive Officer and director, John Tynan is the trustee; 42.66% by our Chief Financial Officer and director, David Odell; 7.5% by EDK, LLC, which is managed by Edward Koke; 7.31% by West Beach Investments, LLC, which is managed by Steven Schott; and 2.5% by Ruth Loomer, an individual. Mr. Tynan and Mr. Odell have voting and dispositive control over the shares held by MDC.

MedBridge Venture Fund, LLC

On July 13, 2013, we entered into an agreement with MedBridge Venture Fund, LLC, or MVF. MVF agreed to provide us with a minimum investment of $250,000 cash and up to $2,500,000 in cash of $1,765,000 and services valued at $735,000 in the form of a convertible note. The amount accrued under the note is convertible at an exercise price equal to 10% lower than the lowest three-day average closing price starting on July 16, 2013 and ending on September 15, 2013 of $0.0588. As of December 31, 2014, we have received $1,500,000 in cash proceeds and received $723,750 in services in exchange for which we issued convertible notes and warrants to MVF to purchase 8,895,000 common shares. We have accrued approximately $177,000 in interest related to this aggregate obligation. The services to be provided by MVF include a management team with a President and CEO, Chief Operating Officer, Controller, grant application coordinator, finance administrative assistant and public relations resources. Through December 31, 2014, MVF converted $648,750 in principal at a defined conversion price of $0.0588 per share and received 11,033,163 shares of our common stock. The parties also agreed to a staggered lock up provision, with free-trading shares available in four equal parts, 25% each, on the following dates: December 15, 2014, March 15, 2015, June 15, 2015, and September 15, 2015. At December 31, 2014, $276,250 in cash proceeds are available to be funded under this arrangement. On March 16, 2015, we issued 6,377,551 shares valued at $0.0588 for $375,000 worth of cash advances received, 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered, and 3,011,525 shares valued at $0.0588 for $177,077.67 of accrued interest on the note.

At the election of MVF, the securities were issued to the following parties:

Name	Number of shares
MedBridge Development Company, LLC	3,780,135
DW Odell Company, LLC	440,557
Wild Harp Holdings, LLC	519,858
Brennan de Raad	58,741
Caleb Rhoads	58,741
Chris Tormey	88,111
Garrett William Johnson	64,615
Rallie Odell	97,898
Raynee Odell	97,904
Ruth Loomer	146,852
TynanGroup, Inc.	293,705
Walker Odell	97,904
Other non-affiliated parties	6,258,851
Total	12,003,872

We also issued warrants to MVF to purchase four shares for each $1.00 invested in our Company. These warrants are not exercisable before 48 months from the date of issuance and not after 60 months from the date of issuance, unless our Board resolves to allow exercise of shares prior to the fourth year. MVF is co-managed by Wild Harp Holdings, LLC, which is 100% owned by our Chief Executive Officer and director, John Tynan, and DW Odell Company, LLC, which is 100% owned by our Chief Financial Officer and director, David Odell.

Haig Keledjian

Best Investments, Inc. and Best Investment Trust

On March 5, 2008, we entered into a debt restructuring agreement with Best Investments, Inc. Best Investments is a corporation controlled and owned by Haig Keledjian. Mr. Keledjian is our founder and has served in various roles since 2001. Mr. Keledjian is our Chairman, Vice President of Research and Development and Secretary. He served as our Chief Executive Officer from 2001 until July 2013 and was our Chief Executive Officer at the time of the transaction.

As of the date of the agreement, we owed certain debts to entities controlled by Mr. Keledjian for cash and services provided by Mr. Keledjian since our inception in 1995. The nature of Mr. Keledjian’s services include strategic planning, research and development management, legal management, fundraising, regulatory management, and day-to-day operational oversight. Best Investments was created by Mr. Keledjian to restructure and consolidate those debts owed by us. The amount Best Investments agreed to lend us under the revolving line of credit was not limited and was secured by substantially all of our assets. Further, the obligations owed by us under the revolving line of credit were guaranteed by our subsidiary, VG Energy, Inc.

Pursuant to the terms of the agreement, the parties agreed to restructure the indebtedness owed by us to Best Investments in addition to accrued interest and for us to issue Best Investments a convertible note. The original indebtedness matured on March 29, 2008 and the revolving line of credit matured on June 30, 2013 with an interest rate of 5% per annum, payable at the maturity date.

Under the terms of the debt restructuring agreement, Best Investments agreed to allow us to prepay our obligations due under the line of credit at any time and that portions of the debt may be exchanged for shares of our common stock and warrants. The conversion price is equal to the volume-weighted closing price of our common stock for the 20 trading days preceding the notice of conversion by Best Investments. For each share of stock issued for conversion of our debt owed under the line of credit, we agreed to issue Best Investments a warrant to purchase a share of common stock for 150% of the price at which the debt under the revolving line of credit were converted. Such warrants will expire five years from the date of issuance.

On October 1, 2013, we entered into an unsecured note with Best Investment Trust, in the amount of $993,023 ($577,328 at December 31, 2013) with interest at 5% per annum, due December 31, 2018. This note was issued as a replacement and amendment of the secured revolving line of credit dated March 5, 2008 and subsequently assigned to Best Investment Trust. During the years ended December 31, 2014 and 2013, there were no interest payments, all interest was accrued. The principal balance and accrued interest were exchanged for units, each unit consisting of one share of common stock and one warrant to purchase one share of voting common stock. In the year ended December 31, 2014, an aggregate of $577,328 in principal and $21,258 in accrued interest was converted into 3,447,261 common shares and warrants to purchase an equal number of shares at a weighted average of $0.25 per share. Best Investment Trust is controlled by Haig Keledjian, our Chairman of the Board, Vice President of Research and Development and Secretary. Mr. Keledjian can be deemed to have full economic interest in the revolving line of credit. All transactions by Best Investments relating to our line of credit and the convertible note are reflected in our accompanying financial statements.

Mr. Keledjian’s balance on December 31, 2014 of $75,765 consisted of accrued salary.

John Tynan

Wild Harp Holdings, LLC

On July 9, 2014, we entered into a convertible promissory note and warrant purchase agreement with Wild Harp Holdings, LLC, pursuant to which Wild Harp Holdings is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued Wild Harp Holdings a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note shall be convertible at the option of Wild Harp Holdings in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount shall automatically be converted into shares of common stock using the same conversion ratio above. In addition, we agreed to issue 50,000 shares of our Series B Preferred Stock to Wild Harp Holdings. John Tynan, our Chief Executive Officer, owns 100% of Wild Harp Holdings.

On July 9, 2014, we entered into the First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement with Wild Harp Holdings in order to remove all references to Series B Preferred Shares and removing the agreement to issue 50,000 shares of our Series B Preferred Stock. All other terms and conditions of the Convertible Promissory Note and Warrant Purchase Agreement remain unmodified and in full force and effect.

On September 16, 2014, we received an additional $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a Convertible Promissory Note in the amount of $50,000 with an 8% interest rate per annum and a Warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014 except that the defined conversion price of the note shall be $0.084.

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

On November 14, 2014, we received the last payment of $50,000 from Wild Harp Holdings, LLC and issued Wild Harp Holdings a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from November 14, 2018 to November 13, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

David Odell

DW Odell Company, LLC

On July 9, 2014, we entered into a convertible promissory note and warrant purchase agreement with DW Odell, LLC, pursuant to which DW Odell is obligated to provide us with a minimum of $100,000 and a maximum of $250,000 to be received no later than July 9, 2015. On July 9, 2014, we received the minimum $100,000 and, in exchange, issued DW Odell a convertible promissory note in the amount of $100,000 with an 8% interest rate per annum and a warrant to purchase 400,000 shares of common stock at an exercise price of $0.93 per share that may be exercised at any time from July 9, 2018 to July 9, 2019. The warrants have a cashless exercise provision. The note shall be convertible at the option of DW Odell in four equal tranches on October 9, 2015, January 9, 2016, April 9, 2016 and July 9, 2016. The defined conversion price is $0.1245 per share. If the remaining principal and interest due under the note is not paid by July 9, 2016, the maturity date, then the remaining amount shall automatically be converted into shares of common stock using the same conversion ratio above. In addition, we agreed to issue 50,000 Shares of our Series B Preferred Stock to DW Odell. David Odell, our Chief Financial Officer, owns 100% of DW Odell.

On July 9, 2014, we entered into the First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement with DW Odell Company in order to remove all references to Series B Preferred Shares and removing the agreement to issue 50,000 shares of our Series B Preferred Stock. All other terms and conditions of the Convertible Promissory Note and Warrant Purchase Agreement remain unmodified and in full force and effect.

On September 16, 2014, we received an additional $50,000 from DW Odell Company, LLC and issued DW Odell Company a Convertible Promissory Note in the amount of $50,000 with an 8% interest rate per annum and a Warrant to purchase 200,000 shares of common stock at an exercise price of $0.63 per share that may be exercised from September 16, 2018 to September 18, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014 except that the defined conversion price of the note shall be $0.084.

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

On November 14, 2014, we received the last payment of $50,000 from DW Odell Company, LLC and issued DW Odell Company a convertible promissory note in the amount of $50,000 with an 8% interest rate per annum and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.49 per share that may be exercised from November 14, 2018 to November 13, 2019. The note and warrant have the same terms and conditions as the ones we issued in July 2014, except that the defined conversion price of the note shall be $0.065.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that our Board of Directors consist of independent directors. At this time, we do not have an “independent director” as that term is defined under the rules of The NASDAQ Capital Market. We are actively looking for an independent director and intend to appoint one if we find a suitable candidate.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Accountants

The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013, were $470,819 and $149,136, respectively.

Audit fees include fees for professional services billed for the audit of the consolidated financial statements included in our annual report on Form 10-K filing, the review of consolidated financial statements included in our quarterly reports on Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. The fees include amounts billed to us during each respective calendar year.

Pre-Approval Policies and Procedures

We may not engage our independent registered public accounting firm to render any audit or non-audit service unless our Board of Directors approves the service in advance. 100% of the services performed by our independent registered public accounting firm described above were approved in advance by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Consolidated Financial Statements.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits.

Exhibit No	Description
2.1	Agreement and Plan of Merger dated June 30, 2004, including the Agreement of Merger attached as Exhibit B (included as exhibits 2.1 and 2.2 to the 8-K filed by Viral Genetics, Inc. September 28, 2004, and incorporated herein by reference).
3.1	Certificate of Incorporation, filed June 8, 1998 (included as exhibit 3.1 to the Form 10-SB filed by Viral Genetics, Inc. on July 29, 1999, and incorporated herein by reference).
3.2	Certificate of Amendment, filed April 22, 1999 (included as exhibit 3.2 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.3	Certificate of Amendment, effective November 20, 2001 (included as exhibit 3.2 to the 10-KSB field by Viral Genetics, Inc. on April 24, 2002, and incorporated herein by reference).
3.4	Certificate of Amendment, effective November 17, 2004 (included as exhibit 3.3 to the Form 10-KSB filed by Viral Genetics, Inc. on April 5, 2005, and incorporated herein by reference).
3.5	Certificate of Designation of Series A Preferred Stock, filed May 12, 2009 (included as exhibit 3.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment, filed May 13, 2009 (included as exhibit 3.8 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.7	Certificate of Amendment, filed January 3, 2011 (included as exhibit 3.5 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.8	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed August 22, 2012 (included as exhibit 3.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.9	Certificate of Amendment, filed October 22, 2012 (filed as Exhibit 3.9 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).

3.10	Certificate of Amendment, filed November 13, 2012 (included as exhibit 3.10 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.11	Certificate of Amendment, filed March 18, 2014 (included as exhibit 3.11 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.12	Certificate of Amendment, effective July 15, 2014 (filed as Exhibit 3.12 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.13	Certificate of Restatement and Integration of Articles of Incorporation, dated September 4, 2014 (filed as Exhibit 3.13 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.14	Amended and Restated Certificate of Designation of Series A Preferred Stock, dated September 4, 2014 (filed as Exhibit 3.14 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.15	Bylaws (included as exhibit 3.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
4.1	Warrant issued to MedBridge Venture Fund, LLC, dated January 15, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
4.2*	Warrant issued November 14, 2014 to Wild Harp Holdings, LLC.
4.3*	Warrant issued November 14, 2014 to DW Odell Company, LLC.
4.4*	Warrant issued March 15, 2015 to KED Consulting Group LLC.
4.5*	Warrant issued March 1, 2014 to Mr. Anthony Freda Jr.
4.6*	Warrant issued March 1, 2014 to Mr. Robert Siegel.
4.7*	Warrant issued August 22, 2014 to Mr. Hock Tiam Tay.
4.8*	Warrant issued November 5, 2014 to Wonderland Capital Corp.
10.1	Consulting Services Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated July 1, 2006 (included as exhibit 10.128 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.2	Consulting Agreement between Viral Genetics, Inc. and Anthony Freda, Jr., dated September 14, 2007 (included as exhibit 10.1 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.3	Exclusive License Agreement by and between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (subsequently amended and restated) (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.4	Subscription Agreement between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (included as exhibit 10.4 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.5	Memorandum of Understanding dated November 30, 2007 by and among Viral Genetics, Inc., V-Clip Pharmaceuticals, Inc. and University License Equity Holdings, Inc. (included as exhibit 10.5 to the 8-K filed by Viral Genetics, Inc. on December 20th, 2007, and incorporated herein by reference).
10.6	Debt Restructuring Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.7	Security Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics Inc. on July 8th, 2008, and incorporated herein by reference).
10.8	Purchase Agreement between Viral Genetics, Inc. and Michael Capizzano, dated July 1, 2008 (included as exhibit 10.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.9	Subsidiary Guarantee dated March 5, 2008 (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.10	Business Marketing Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., aka Performance Profiler Quarterly, effective October 1, 2008 (included as exhibit 10.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.11	Agreement and Plan of Merger by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.12	Consent and Understanding by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.13	Extension and Amendment to Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective July 1, 2009 (included as exhibit 10.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.14	Exclusive License Agreement with the University of Colorado, dated August 25, 2009 (included as exhibit 10.13 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.15	Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated October 1, 2009 (included as exhibit 10.14 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.16	Exclusive License Agreement with the University of Colorado, dated November 30, 2009 (included as exhibit 10.15 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.17	Business Services Agreement between Viral Genetics, Inc. and John Michael Johnson, dated January 8, 2010 (included as exhibit 10.16 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.18	Extension Agreement between Viral Genetics, Inc. and Eric S. Rosenberg, dated February 3, 2010 and effective June 30, 2008 (included as exhibit 10.17 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.19	Consulting Services Extension Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated February 3, 2010 (included as exhibit 10.129 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.20	Promissory Note between Viral Genetics, Inc. and Wonderland Capital Corp., dated March 10, 2010 (included as exhibit 10.18 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.21	Lease Agreement between Viral Genetics, Inc. and Texas Life-Sciences Collaboration Center, commencing May 1, 2010 and expiring April 30, 2013 (included as exhibit 10.19 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.22	Subscription Agreement Between Viral Genetics, Inc. and Myron and Sandi Rosneaur, dated June 21, 2010 (included as exhibit 10.20 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.23	Subscription Agreement between Viral Genetics, Inc. and Myron and Sandi Rosenaur, dated June 28, 2010 (included as exhibit 10.21 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.24	Unsecured Convertible Note between Viral Genetics, Inc. and DMBM, dated July 1, 2010 (included as exhibit 10.22 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.25	Agreement to issue securities for services - SheehanBoyce, LLC, dated August 1, 2010 (included as exhibit 10.23 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.26	Agreement to issue securities for services - Patton Capital Corp., dated August 5, 2010 (included as exhibit 10.24 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.27	Subscription Agreement and Warrant Agreement between VG Life Sciences Inc. and Rodney Williams, dated August 17, 2010 (included as exhibit 10.25 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.28	Letter Agreement between Viral Genetics, Inc. and T. Joseph Natale, dated September 21, 2010 (included as exhibit 10.26 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.29	Letter Agreement between Viral Genetics, Inc. and David Odell, dated September 21, 2010 (included as exhibit 10.27 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.30	Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010 (included as exhibit 10.28 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.31	Agreement and Amendment to Convertible Debenture Issued by VG Life Sciences Inc. and held by DMBM Inc., dated February 2013 and effective October 19, 2010. (included as exhibit 10.29 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.32	Securities Purchase Agreement between the Viral Genetics, Inc., VG Energy, Inc., and John D. Lefebvre, dated October 20, 2010 (included as exhibit 10.30 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.33	Assignment between Viral Genetics, Inc. and MetaCytoLytics, Inc., dated October 28, 2010 (included as exhibit 10.31 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.34	Assignment between Viral Genetics, Inc. and VG Energy, Inc., dated October 28, 2010 (included as exhibit 10.32 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.35	Release and Settlement between Viral Genetics, Inc. and Michael Capizzano, dated December 8, 2010 (included as exhibit 10.33 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.36	Amendment to the Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010, effective December 28 2012 (included as exhibit 10.34 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.37	Consulting Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.35 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.38	Consulting Agreement between Viral Genetics, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.39	Consulting Agreement between Viral Genetics, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.40	Consulting Agreement between Viral Genetics, Inc. and Evan Newell, effective January 1, 2011 (included as exhibit 10.38 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.41	Consulting Agreement between Viral Genetics, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.39 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.42	Employment Agreement between Viral Genetics, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.40 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.43	Extension Agreement between Viral Genetics, Inc. and Leslie Z. Benet, effective January 1, 2011 (included as exhibit 10.41 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.44	Consulting Agreement between VG Energy, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.42 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.45	Consulting Agreement between VG Energy, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.43 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.46	Consulting Agreement between VG Energy, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.44 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.47	Consulting Agreement between VG Energy, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.45 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.48	Employment Agreement between VG Energy, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.46 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.49	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., effective January 1, 2011 (included as exhibit 10.47 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.50	Addendum to Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated January 1, 2011 (included as exhibit 10.48 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.51	Consulting Services agreement between Viral Genetics, Inc. and Martin E. Weisberg, dated January 26, 2011 (included as exhibit 10.49 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.52	Securities Purchase Agreement between the Company, Michael Binnion, and VG Energy, Inc., dated January 27, 2011 (included as exhibit 10.50 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.53	Purchase and Sale Agreement between Viral Genetics, Inc. and John Tynan, dated January 28, 2011 (included as exhibit 10.51 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.54	Purchase and Sale Agreement between Viral Genetics, Inc. and David Odell, dated January 31, 2011 (included as exhibit 10.52 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.55	Services Agreement between Viral Genetics, Inc. and Combustion Studios Inc., dated effective February 10, 2011 (included as exhibit 10.53 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.56	Release and Settlement Agreement between Viral Genetics, Inc. and University of Vermont - DMBM, Inc., dated March 1, 2011 (included as exhibit 10.54 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.57	Note Purchase agreement between Viral Genetics, Inc. and DMBM, Inc., dated March 10, 2011 (included as exhibit 10.55 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.58	Letter Agreement between Viral Genetics, Inc., DMBM, Inc., and Wonderland Capital Corp, dated May 25, 2011 (included as exhibit 10.56 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.59	Release and Settlement Agreement dated April 1, 2011 (University of Colorado) - DMBM, Inc. and Viral Genetics, Inc. (included as exhibit 10.57 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.60	Amending Agreement to agreement to issue securities for services - Patton Capital Corp., dated June 1, 2011 (included as exhibit 10.58 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.61	Amendment to Note Purchase Agreement between Viral Genetics, Inc. and DMBM Inc., dated October 6, 2011 (included as exhibit 10.59 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.62	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated October 25, 2011 (included as exhibit 10.60 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.63	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated November 3, 2011 (included as exhibit 10.61 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.64	Investment Advisory Services Agreement between Viral Genetics, Inc. and Research 2.0 Inc., dated December 12, 2011 (included as exhibit 10.62 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.65	Extension and Confirmation Agreement between Viral Genetics, Inc. and Richard Gerstner, dated December 15, 2011 (included as exhibit 10.63 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.66	Agreement to issue securities for services - Brett Mitchell, dated December 15, 2011 (included as exhibit 10.64 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.67	Extension and Confirmation Agreement between Viral Genetics, Inc. and Marshall C. Phelps, dated December 15, 2011 (included as exhibit 10.65 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.68	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc. dated January 1, 2011 (included as exhibit 10.66 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.69	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated January 27, 2012 (included as exhibit 10.67 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.70	Extension and Conversion Agreement between Viral Genetics, Inc. and Martin Eric Weisberg, dated January 30, 2012 (included as exhibit 10.68 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.71	Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.69 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.72	Clarification of extension of agreement to issue securities for services - Anthony Freda, dated February 6, 2012 (included as exhibit 10.70 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.73	Exclusive License Agreement with Texas A&M, dated February 14, 2012 (included as exhibit 10.71 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.74	Extension of agreement to issue securities for services - C. Everett Koop, dated February 22, 2012 (included as exhibit 10.72 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.75	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated February 28, 2012 (included as exhibit 10.74 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.76	Subscription Agreement between Viral Genetics, Inc. and Mr. Robert Siegel, dated March 1, 2012 (included as exhibit 10.75 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.77	Transfer Agreement between Wonderland Capital Corp and DMBM, Inc., dated March 25, 2012 (included as exhibit 10.77 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.78	Promissory Note between Viral Genetics, Inc. and DMBM, Inc. dated March 25, 2011 (included as exhibit 10.78 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.79	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated March 30, 2012 (included as exhibit 10.79 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)

10.80	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated April 1, 2012 (included as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.81	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated April 27, 2012 (included as exhibit 10.82 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.82	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated May 24, 2012 (included as exhibit 10.83 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.83	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated June 30, 2012 (included as exhibit 10.84 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.84	Convertible Debenture between Viral Genetics, Inc. and Robert Siegel, dated July 31, 2012 (included as exhibit 10.85 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.85	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated July 31, 2012 (included as exhibit 10.86 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.86	Convertible Debenture between the Viral Genetics, Inc. and Robert Siegel, dated August 11, 2012 (included as exhibit 10.87 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.87	Subscription Agreement between Viral Genetics, Inc. and Best Investments Trust, dated August 12, 2012 (included as exhibit 10.88 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.88	Convertible Debenture between Viral Genetics, Inc. and Ken Kopf, dated August 14, 2012 (included as exhibit 10.89 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.89	Manufacturing Agreement between VG Energy, Inc. and Eno Research & Consulting Services, LLC, dated September 5, 2012 (included as exhibit 10.91 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.90	Convertible Debenture between Viral Genetics, Inc. and Rod Williams, dated September 7, 2012 (included as exhibit 10.92 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference
10.91	Convertible Debenture between Viral Genetics, Inc. and David Odell, dated September 12, 2012 (included as exhibit 10.93 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.92	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated September 30, 2012 (included as exhibit 10.94 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.93	Convertible Debenture between Viral Genetics, Inc. and Morales Investment Trust, dated October 1, 2012 (included as exhibit 10.95 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.94	Convertible Debenture between Viral Genetics, Inc. and Sandra Valentine, dated October 2, 2012 (included as exhibit 10.96 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.95	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated October 31, 2012 (included as exhibit 10.97 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.96	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated November 30, 2012 (included as exhibit 10.98 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.97	Letter Agreement between VG Life Sciences Inc. and DMBM, Inc., dated December 2, 2012 (included as exhibit 10.99 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.98	Amended Convertible Debenture between VG Life Sciences Inc. and DMBM, Inc., dated December 13, 2012 (included as exhibit 10.100 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.99	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated December 23, 2012 (included as exhibit 10.101 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.100	Amendment between VG Life Sciences Inc. and Timothy and Thomas LLC, effective December 28, 2012 (included as exhibit 100.102 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.101	Addendum to the Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated December 31, 2012 (included as exhibit 10.103 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.102	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2012 (included as Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).

10.103	Amended Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., effective January 1, 2013 (included as exhibit 10.104 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.104	Bluewater Advisory Group Consulting Agreement, dated January 1, 2013 (included as exhibit 10.105 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.105	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $3,535.00 (included as exhibit 10.106 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.106	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $20,300.00 (included as exhibit 10.107 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.107	Debenture Purchase Agreement between Timothy & Thomas, LLC and DMBM, Inc. dated February 15, 2013 (included as exhibit 10.108 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.108	Memorandum of Understanding between VG Life Sciences Inc. and MedBridge Development, LLC, dated March 18, 2013 (included as exhibit 10.109 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.109	Strategic Collaboration Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated March 18, 2013 (included as exhibit 10.110 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.110	Consulting Services Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated April 16, 2013 (included as exhibit 10.111 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.111	Strategic Alliance Agreement between VG Life Sciences Inc., VG Energy, Inc. and DAK Renewable Research related to the production of corn and subsequent oil studies, dated May 13, 2013 (included as exhibit 10.112 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.112	Convertible Debenture between VG Life Sciences Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.113 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.113	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated June 30, 2013 (included as Exhibit 10.113 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.114	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated July 13, 2013 (included as exhibit 10.114 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.115	Consulting Services Contacts between VG Life Sciences Inc. and Chrysalis Pharma Partners, LLC, dated July 17, 2013 (included as exhibit 10.127 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.116	Release and Settlement between VG Life Sciences Inc. and DMBM, Inc., dated as of July 1, 2013 (included as Exhibit 10.116 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.117	Exclusive license agreement with Scott & White Healthcare, dated July 18, 2013 (included as exhibit 10.115 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.118	Consulting Agreement between VG Life Sciences Inc. and Richard Tobin, dated August 1, 2013 (included as exhibit 10.128 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.119	Securities issued upon conversion of debt - Rodney Williams, dated August 25, 2013 (included as exhibit 10.116 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.120	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DMBM, Inc., dated September 15, 2013 (included as exhibit 10.117 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.121	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.118 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.122	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.119 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.123	Restatement and Amendment of Unsecured Note with Best Investment Trust, dated October 1, 2013 (included as exhibit 10.120 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.124	Five year 5% convertible note in the amount of $63,675.55, convertible in the amount of the VWAP for the 20 days preceding the date of conversion with Mary Sinanyan, dated October 1, 2013 (included as exhibit 10.121 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.125	Consulting Services Agreement between VG Life Sciences Inc. and Gary Musso, PhD, dated October 7, 2013 (included as exhibit 10.131 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.126	Consulting Services Agreement between VG Life Sciences Inc. and Catherine Strader, PhD, dated October 29, 2013 (included as exhibit 10.130 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.127	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 1, 2013 (included as Exhibit 10.127 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.128	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2013 (included as Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.129	2013 Equity Incentive Plan for VG Life Sciences Inc., adopted December 20, 2013, approved by stockholders December 30, 2013 (included as exhibit 10.122 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.130	Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated January 1, 2014 (included as exhibit 10.132 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.131	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated as of January 24, 2014 (included as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.132	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated January 31, 2014 (included as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.133	Tg IT, Inc. d/b/a Anchor Point IT Solutions Memorandum of Understanding, dated February 1, 2014 (included as exhibit 10.123 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.134	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 1, 2014 (included as exhibit 10.124 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.135	Convertible Promissory Note between VG Life Sciences Inc. and KED Consulting Group, LLC, dated March 1, 2014 (included as exhibit 10.125 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.136	Investment Agreement with Dutchess Opportunity Fund II L.P. dated March 28, 2014 (included as exhibit 10.126 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.137	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 (included as exhibit 10.129 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.138	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 (included as exhibit 10.130 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.139	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.131 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).

10.140	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.132 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.141	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated August 27, 2014 (included as exhibit 10.133 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.142	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated September 4, 2014 (included as exhibit 10.134 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.143	Notice of Conversion between VG Life Sciences Inc. and DMBM Inc., dated September 11, 2014, for conversion under the Note Purchase Agreements dated August 1, 2013, December 1, 2013, and January 31, 2014. (included as Exhibit 10.143 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.144	Convertible Promissory Note issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.135 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.145	Warrant issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.136 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.146	Convertible Promissory Note issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.137 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.147	Warrant issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.138 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference)
10.148	Convertible Promissory Note issued October 27, 2014 to DW Odell Company, LLC (included as Exhibit 10.148 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.149	Warrant issued October 27, 2014 to DW Odell Company, LLC (included as Exhibit 10.149 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.150	Convertible Promissory Note issued October 27, 2014 to Wild Harp Holdings, LLC (included as Exhibit 10.150 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.151	Warrant issued October 27, 2014 to Wild Harp Holdings, LLC (included as Exhibit 10.151 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.152	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated May 9, 2014 (included as Exhibit 10.152 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on January 20, 2015 and incorporated herein by reference).
10.153	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated January 15, 2015 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
10.154	Convertible Promissory Note issued January 15, 2015 to MedBridge Venture Fund, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
10.155	Amendment to the Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated February 5, 2015 (included as Exhibit 10.155 to the Company’s Registration Statement on Form S-1 filed on February 6, 2015 and incorporated herein by reference.
10.156*	Convertible Promissory Note issued November 14, 2014 to Wild Harp Holdings, LLC.
10.157*	Convertible Promissory Note issued November 14, 2014 to DW Odell Company, LLC.
10.158*	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 15, 2015.
10.159*	Convertible Promissory Note issued March 15, 2015 to KED Consulting Group LLC.
10.160*	Subscription Agreement between Viral Genetics Inc. and Anthony Freda, dated February 29, 2011.
10.161*	Consulting Services Agreement between VG Life Sciences Inc. and RJL Computer Consulting, dated February 20, 2013.

10.162*	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated February 28, 2013.
10.163*	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated March 20, 2013.
10.164*	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Anthony Freda, dated March 1, 2014.
10.165*	Convertible Promissory Note issued March 1, 2014 to Mr. Anthony Freda.
10.166*	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Robert Siegel, dated March 1, 2014.
10.167*	Convertible Promissory Note issued March 1, 2014 to Mr. Robert Siegel.
10.168*	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated April 18, 2013.
10.169*	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Hock Tiam Tay, dated August 22, 2014.
10.170*	Convertible Promissory Note issued August 22, 2014 to Mr. Hock Tiam Tay.
10.171*	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Wonderland Capital Corp., dated November 5, 2014.
10.172*	Convertible Debenture between VG Life Sciences Inc. and Wonderland Capital Corp., dated November 5, 2014.
10.173*	Unsecured Revolving Credit Note by and between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated April 13, 2015.
14.1*	Code of Ethics.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema Document
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* Filed herewith.

# Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VG LIFE SCIENCES INC.

Date: April 15, 2015	By:	/s/ John Tynan
John Tynan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Tynan	President, Chief Executive Officer and	April 15, 2015
John Tynan	Director (Principal Executive Officer)

/s/ David Odell	Chief Financial Officer and Director	April 15, 2015
David Odell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Haig Keledjian	Chairman of the Board and Director	April 15, 2015
Haig Keledjian

/s/ Arthur Keledjian	Director	April 15, 2015
Arthur Keledjian

