Form 10-Q
period 2015-03-31
VG Life Sciences Inc.
filed 2015-05-20
CIK 1091326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

 or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 5, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 63,528,635.

VG LIFE SCIENCES INC.

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$30,066	$33,992
Prepaid expenses and other current assets	62,015	212,274
Total Current Assets	92,081	246,266

PROPERTY AND EQUIPMENT, NET	–	–

OTHER ASSETS
Intangible assets	1,076,836	1,076,836
Total Other Assets	1,076,836	1,076,836

TOTAL ASSETS	$1,168,917	$1,323,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$684,724	$710,349
Accrued expenses	135,169	224,413
Accrued interest	175,081	309,954
Insurance finance agreement	37,178	65,062
Convertible debt - related parties	2,729,186	2,449,850
Convertible debt - other	1,519,815	1,411,353
Derivative liabilities	613,009	658,141

Total Current Liabilities	5,894,162	5,829,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 9,715,443 and 9,715,443 issued and outstanding, respectively	972	972
Common stock, 150,000,000 shares authorized, $0.0001 par value; 61,451,831 and 46,222,574 issued and outstanding, respectively	6,145	4,622
Additional paid-in capital	102,043,039	100,792,690
Noncontrolling interests	655,911	664,513
Deficit	(107,431,312)	(105,968,817)
Total Stockholders’ Deficit	(4,725,245)	(4,506,020)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,168,917	$1,323,102

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUES	$–	$–

EXPENSES
Research and development	159,648	411,606
Management salaries	322,842	283,125
Legal and professional	174,246	550,560
Consulting fees	6,275	36,771
General and administrative	138,469	369,620

Total expenses	801,480	1,651,682

LOSS FROM OPERATIONS	(801,480)	(1,651,682)

OTHER INCOME (EXPENSE)
Derivative benefit (expense)	45,132	(209,017)
Interest expense	(714,749)	(851,813)

Total other income (expense)	(669,617)	(1,060,830)

NET LOSS	(1,471,097)	(2,712,512)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,602	8,602

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,462,495)	$(2,703,910)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	51,642,769	18,877,713

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss attributable to controlling interests	$(1,462,495)	$(2,703,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	671,356	769,775
Non-Controlling Interest	(8,602)	(8,602)
Issuance of common stock and warrants for services	–	34,267
Options and warrants issued for services and wages	91,547	335,229
Notes payable issued for expenses	396,343	309,750
(Increase) decrease in prepaid expenses and other current assets	151,259	25,596
Increase (decrease) in accrued interest	42,870	82,338
Increase (decrease) in accounts payable	12	256,486
Increase (decrease) in accrued expenses	(2,200)	(20,216)
Increase (decrease) in insurance finance agreement	–	(14,501)
Increase (decrease) in derivative liability	(45,132)	209,017

Net cash used in operating activities	(165,042)	(724,771)

Cash Flows From Financing Activities:
Proceeds of MedBridge Debt	140,000	67,500
Proceeds from convertible debt-related party and other	49,000	123,333
Payment for convertible debt-related party and other	(27,884)	(31,288)

Net cash provided by financing activities	161,116	159,545

Increase (decrease) in Cash	(3,926)	(565,226)
Cash and cash equivalents, beginning of period	33,992	713,892

Cash and cash equivalents, end of period	$30,066	$148,666

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

NON-CASH TRANSACTIONS
Conversion of convertible debt into common stock	$722,738	$613,675
Discount on indebtedness	$248,750	$965,955
Reclassification of derivative liability to additional paid-in-capital	$–	$243,564
Issuance of common stock in satisfaction of accounts payable/ accruals	$103,745	$40,598

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VG Life Sciences Inc. (the “Company” or “VGLS”), formerly Viral Genetics, Inc., was incorporated in California on July 11, 1995. The Company is engaged in research and development of therapeutic and diagnostic pharmaceutical and medical products. The Company was acquired by a publically traded Delaware Corporation and became a reporting issuer on October 1, 2001. On November 5, 2001, the publically traded company changed its name to Viral Genetics, Inc. The Company terminated registration with the SEC on March 24, 2009. On November 26, 2012, the Company’s name was changed to VG Life Sciences Inc. The Company became a reporting issuer again on October 14, 2014.The Company’s fiscal year-end is December 31.

As of March 31, 2015, the Company has the following subsidiaries:

Subsidiary Name	Origination/ Acquisition Date	Ownership Percentage
V-Clip Pharmaceuticals, Inc.	2008	100%
Carcinotek, Inc.	2008	100%
White Label Generics, Inc.	2008	49%
MetaCytolytics, Inc.	2009	100%
VG Energy, Inc.	2010	81.65%

The various subsidiaries were organized or acquired to facilitate the use of the Company’s Targeted Peptide Technology (“TPT”) and Metabolic Disruption Technology, (“MDT”). As of March 31, 2015 all subsidiaries were inactive.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and on the same basis as the audited annual consolidated financial statements. The unaudited interim consolidated balance sheet as of March 31, 2015, unaudited interim consolidated statements of operations for the three month periods ended March 31, 2015 and 2014, and the unaudited interim consolidated statements of cash flows for the three month periods ended March 31, 2015 and 2014 include all material adjustments, consisting only of normal recurring adjustments (unless otherwise discussed below), which management considered necessary for a fair presentation of the financial position and operating results for the periods presented. These unaudited financial statements are the representations of management. The results for the three month period ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The audited consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements; however, the notes to the accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015. These accompanying notes are generally limited to the information necessary to update the information included in the aforementioned financial statements for the year ended December 31, 2014.

Accounting Pronouncements

The Company adopted the provisions of FASB Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) (“the Update”) in these financial statements. The Update removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities from US GAAP. In addition, the Update eliminates the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, the amendment is effective for annual reporting periods beginning after December 15, 2014. The requirements of this pronouncement do not have a material effect on the financial statements and the Company believes they will not going forward.

Going Concern

As of March 31, 2015, the Company had an accumulated deficit of approximately $107.4 million and requires substantial additional funds to continue its research and development, to support its operations and to achieve its business development goals, the attainment of which are not assured. The Company has been able to satisfy certain liabilities with convertible indebtedness and common shares and enter into debt settlement arrangements, facilitated by third party financing, with vendors and creditors for substantial amounts of its various financial obligations. Convertible instruments have also been converted into equity. In March 2013 and subsequently extended in January 2015, the Company also entered into arrangements with related parties under which it has and will continue to receive certain financial and administrative support and services through December 31, 2015 and has consummated related party and unrelated convertible debenture and warrant agreements from which it has and will receive cash and executive services (from related parties only). On April 13, 2015, the Company entered into an unlimited, unsecured revolving line of credit (“RLOC”) with MedBridge Development Company, LLC with a maturity date of April 15, 2018. However, substantial indebtedness remains and substantial recurring losses from operations and additional liabilities continue to be incurred.

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

NOTE 3 – CONVERTIBLE DEBT – OTHER

Effective on March 15, 2015, the Company and KED Consulting Group LLC (“KED”) entered into a Convertible Promissory Note and Warrant Purchase Agreement pursuant to which KED agreed to a twelve monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. The Company also issued on March 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share (2,400,000), exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any payment which is not cured within 10 days of written or electronic notice to KED by the Company, than the Company may cancel the agreement. In that event KED would be entitled to retain that number of warrants associated with payments made prior to the default.  Through May 15, 2015, the Company has received $100,000 from KED.

NOTE 4 – CONVERTIBLE DEBT – RELATED PARTIES

Effective March 18, 2013, the Company entered into a Strategic Collaboration Agreement (“SCA”), with MedBridge Development Company, LLC (“MDC”), pursuant to which MDC provided funding and services to the Company to fund continuing research and development and operations and provided administrative assistance, and a line of credit at the discretion of MDC aggregating $550,000 through March 17, 2015. In the three months ended March 31, 2015, MDC advanced $140,000 and provided $50,968 in services to the Company. At March 31, 2015, $0 remains to be received in monthly advances, and $0 is available on the line of credit and all services provided in the SCA have been rendered.

Effective on January 12, 2015, the Company and MedBridge Venture Fund, LLC (“MVF”) entered into a Convertible Promissory Note and Warrant Purchase Agreement pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. The Company also issued on January 12, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share (3,450,000), exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. Through March 31, 2015, services valued at $187,500 have been provided for which the Company has issued notes of an equal amount.

NOTE 5 – EQUITY INCENTIVE PLAN

In the three month periods ended March 31, 2015 and 2014, the Company granted 1,515,000 and 1,515,000, respectively, non-qualified stock options under its 2013 Equity Incentive Plan to management and consultants. The fair value of these options was estimated using the Black-Scholes Option Pricing Model with the following assumptions: risk free annual interest ranging from 1.94% to 2.73%; volatility ranging from 127% to 131%; expected life of 5 years; and no expected dividends. The aggregate fair value of these options granted for the three months ended March 31, 2015 of $91,548 was included in research and development in the amount of $9,064 and general and administrative expense in the amount of $82,484.

Effective on January 2, 2015, the Board of Directors voted to amend the Company’s 2013 Equity Incentive Plan to increase the shares reserved that may be issued under the plan to 18 million.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In March 2013, the Company, Dr. M. Karen Newell Rogers, Ph.D. (“Dr. Newell,”) the Company’s Chief Scientist pursuant to her consulting agreement, and Scott & White Healthcare entered into a two year Funding Agreement to reimburse the Company for its sole sponsorship of the Phase I clinical trial research expenses it has or will incur during the term of the agreement, conducted for the benefit of the Company’s licensed MDT and TPT technologies. The agreement can be cancelled by any party to it on 30 days advance notice, but all parties would remain obligated for their performance through the date or any such termination. This research is in part funded through grants and other non-Company funding provided to the lab of Dr. Newell from donated funds received for this purpose by Scott & White Healthcare (a non-profit organization) (“S&W”). Among other obligations under this agreement, the Company must (i) indemnify S&W and Dr. Newell from and against all liabilities, claims, losses and damages they may incur arising from this agreement or any act or omission of the Company related to its sponsorship of the clinical trial and (ii) procure and maintain certain commercial general, professional liability and clinical professional liability insurance in the amount of $10 million for damages that may arise from the agreement or any act or omission by the Company related to the Company’s sponsorship of the clinical trial. Payments by S&W are to total $410,852 plus an additional $63,000 on behalf of Dr. Newell for past expenses of the Company related to the preparation and drafting of the study protocol. In the year ended December 31, 2013, the Company received $403,578 in reimbursements from Scott & White Health Sciences Center at San Antonio (including $63,000 on behalf of Dr. Newell). Through December 31, 2013, $267,927 has been paid to the University of Texas by the Company and the remaining $135,650 is included in accrued expenses. Actual amounts determined upon completion will be recorded at that time. Pursuant to the agreement, the Company has agreed to incur at least $100,000 of expenses associated with the clinical trial during the term of this agreement.

Effective July 2013 and amended in September 2014, the Company entered into a Patent License Agreement (“Agreement”) with S&W with respect to certain intellectual property and patents developed or co-developed by Dr. Newell for her employer, Texas A&M University Hospital Science Center (“HSC”). HSC has previously granted S&W the exclusive right to market and license these rights. Under the Agreement, S&W granted the Company an exclusive license under the patent rights and intellectual property to make, have made, use and sell the licensed products worldwide and in all applications, to the end of the patent term. The U.S. and International provisional patent rights include MHC Engagement and CLIP Modulation for the Treatment of Disease, CLIP Modulation for the Treatment of Mucosal Diseases, Cancer Biomarkers, Therapeutics and Methods and Products For Treating Preeclampsia and Modulating Blood Pressure, and Treating Neurological Diseases.

The Company was required to make an initial $50,000 payment to S&W, and was obligated to make royalty payments to S&W of 3% of net sales in developed countries and 0.5% of net sales in underdeveloped countries, of licensed products or services requiring their use, subject to adjustment as defined in the agreement. In consideration for Amendment 1 dated September 9, 2014, the Company was required to make an additional payment of $25,000 to S&W. Additionally, in order to maintain the license, the Company was required to pay S&W minimum annual consideration, in combination with the aforementioned royalties, as follows:

(a)	Calendar Year 2013, payable January 1, 2014	$20,000
(b)	Calendar Year 2014, payable January 1, 2015	$20,000
(c)	Calendar Year 2015, payable January 1, 2016	$87,500
(d)	Calendar Year 2016, payable January 1, 2017	$125,000
(e)	Calendar Year 2017, payable January 1, 2018	$187,000
(f)	Calendar Year 2018, payable January 1, 2019 and each January 1 year thereafter through the expiration of the Agreement	$250,000

In addition, the Company was obligated for certain milestone payments –

•	For each Phase I clinical trial - $100,000
•	Upon successful conclusion of each Phase III clinical trial or any other clinical trial following a Phase II clinical trial for each licensed product - $500,000
•	Upon each regulatory/market approval on each licensed product/indication - $2,000,000.

The Company was responsible for prosecution and maintenance of the patent rights after the effective date and would have been directly responsible for such future expenses of filing and protection of patent claims, including counsel fees. The Agreement contained other obligations for timely periodic reporting of its activities and other matters that are material to maintenance of the patent rights.

The Company is in compliance with these payment terms, except that the payment due January 1, 2015 has not been made, nor has the additional $25,000 payment required in consideration of Amendment 1. As a result, the Company received notice of termination dated March 10, 2015, which resulted in termination under the original Agreement on May 9, 2015. S&W has the right under the Agreement to charge daily interest on overdue payments commencing on the 31st day after the payment is due at the lower of either one and a half percent per month or the highest legal interest rate. This right does not terminate upon the termination of the Agreement.

The Company is currently engaged in negotiations with S&W to pay all amounts due, to cure the default, and to reinstate the terms of the original agreement as amended. At this time, the negotiations have not resulted in any final agreement between the parties and the agreement remains in default. In the event that the license cannot be reinstated, the Company will lose certain patent and other intellectual property rights that will impair its current research and development activities.

On March 28, 2014, as amended May 9, 2014, September 4, 2014 and February 5, 2015 the Company entered into an Investment Agreement (“the Agreement”) with Dutchess Opportunity Fund II L.P. (“Dutchess”) whereby Dutchess may purchase up to that number of common shares having an aggregate purchase price of $5,000,000. This agreement is referred to by the parties as the Equity Line. Under terms of the Agreement, the Company may, at its sole discretion, deliver a Put Notice to Dutchess stating the dollar amount of common shares, which the Company intends to sell to Dutchess on a closing date. The maximum amount that Dutchess can be required to purchase at any one time shall be equal to (1) 200% of the average daily volume for the three trading days immediately preceding the formal date of the notice to Dutchess or (2) $150,000, determined at the sole discretion of the Company. The share purchase price is 94% of the lowest daily volume-weighted average price of Company stock for the 5 consecutive trading days beginning with the notice date and the ensuing four trading days. The Agreement is for a term of three years from the date of execution, or, if earlier, the sale of $5,000,000 or written notice to Dutchess by the Company. The Company and Dutchess amended the original agreement to require the Company to file a Registration Statement on Form S-1 (or other appropriate form) with the SEC covering 5 million common shares, the registrable securities that may be issued under the Investment Agreement within 30 days of the completion of the review of the Form 10 by the SEC. The Company was notified by the SEC that the required registration statement filed by the Company with respect to the registrable securities was declared effective on February 22, 2015. Pursuant to the Equity Line Agreement with Dutchess, on March 19, 2015, the Company exercised its right to issue a Put Notice in the amount of $25,000. The pricing period ran from March 19, 2015 to March 25, 2015 with a floor price of $0.06 per share. The per share purchase price was calculated as $0.0664 in the pricing period. The Company received $5,713 in net proceeds of this put and issued 89,800 common shares on April 2, 2015.

NOTE 7 – SUBSEQUENT EVENTS

On April 13, 2015, the Company entered into an unlimited, unsecured revolving line of credit (“RLOC”) with MedBridge Development Company, LLC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5% per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of the Company’s common stock at the election of MDC. For each $1 of principal exchanged by MDC for the Company’s common stock, MDC will receive a number of shares calculated by dividing the exchanged amount by the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date MDC provides notice of the exchange to the Company. Any unpaid principal due at the maturity date will automatically be exchanged for shares of the Company's common stock using the maturity date as the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, the Company shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted. Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law. Through May 15, 2015, $75,000 has been funded through the RLOC.

Effective April 16, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Tg IT, Inc., dba “Anchor Point IT-Solutions” (“Anchor Point”). The MOU extends the services and terms provided in the MOU dated February 1, 2014, in which Anchor Point provides IT services and support for $600 per month. The MOU is cancellable by either party on 30 days’ notice. Anchor Point is owned in part by two of the Company’s directors, David Odell and John Tynan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of March 31, 2015 and our audited consolidated financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015.

This report contains forward-looking statements as defined under the federal securities laws. All statements other than statements of historical facts included in this report regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. Words such as “may,” “will,” “expect,” “might,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Actual results could vary materially from these forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions including, without limitation, those risks and uncertainties contained in the Risk Factors section of our Annual Report on Form 10-K as filed with the SEC and as updated from time to time in our filings with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Business Overview

We are a drug discovery and development company researching two core technologies: Targeted Peptide Technology, or TPT, which is currently our main focus, and Metabolic Disruption Technology, or MDT, which is our secondary focus. We have one drug research program in clinical stage, a MDT therapy, which helps, in combination with other drugs, to fight cancers with solid tumors in situations where the cancer is resistant to the initial cancer drug therapy. Our MDT trials were initially for ovarian cancer, but have since expanded to include other solid tumors, including those located in the breast, colon, liver, lung, and pancreas. Additionally, we have one drug research program in pre-clinical stages, a TPT therapy for HIV/AIDS using VG1177, our computationally designed peptide. This TPT therapy requires significant additional work before the commencement of clinical trials, including favorable animal toxicity study results and then regulatory review and approval of protocols, as well as additional financing.

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

Plan of Operation

Current Studies

Physician’s IND Phase I study

Our Physician’s Investigational New Drug, or P-IND, Phase I clinical trial on late-stage patients with solid tumors has completed dosing in all four cohorts, and we are completing the analysis of the results of those trials. This trial is designed to assess the safety of a combination treatment using hydroxychloroquine, or HCQ, and a cancer drug sorafenib, which is currently marketed as Nexavar®. The combination treatment is designed to disrupt the metabolism of the cancer cells, making them more prone to the effects of sorafenib. The treatment has been well-tolerated. On March 14, 2014, we reported two clinical responses in cohort 3 with disease stabilization in a patient with four months of disease stabilization in a patient with metastatic ovarian cancer, which has spread throughout portions of the body, and five months of disease stabilization in a patient with triple-negative breast cancer, which is a type of cancer that does not express three genes that are key to traditional cancer treatment, making treatment more difficult. The final patient in cohort number 3 has stage IV, or metastatic, adenocarcinoma of the lung, which is a common form of lung cancer, and has four separate lung lesions. During the course of the study, the four lesions have all regressed about 20% in size. One patient from cohort four is receiving ongoing treatment with the combination therapy. We hold an exclusive license to the use patent application for this combination treatment.

This study, funded in part by a grant of $1.5 million to the Scott and White Foundation, is being conducted at the Cancer Therapy and Research Center at the University of Texas Health Sciences Center at the San Antonio Institute for Drug Development, or CTRC, and Scott and White Hospital in Temple, Texas, under primary investigator, Dr. Tyler Curiel. The study is being carried out by physicians and scientists at the CTRC, with the close involvement of Dr. M. Karen Newell Rogers and a liaison employed by the Company to coordinate administration and communication. Also, the Institutional Review Board of the University of Texas Health Science Center San Antonio has approved further study to include all solid tumors, which include breast, colon, lung, liver, pancreatic, and other types of cancers.

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

Exclusive License Agreement with Scott & White Healthcare

Effective July 2013 and amended in September 2014, we entered into a patent license agreement with Scott & White Healthcare with respect to certain intellectual property and patents developed or co-developed by Dr. M. Karen Newell for her employer, Texas A&M University Hospital Science Center, or HSC. HSC has previously granted Scott & White the exclusive right to market and license these rights. Under the patent license agreement, Scott & White granted us an exclusive license under the patent rights and intellectual property to make, have made, use and sell the licensed products worldwide and in all applications, to the end of the patent term. The U.S. and international provisional patent rights include MHC Engagement and CLIP Modulation for the Treatment of Disease, CLIP Modulation for the Treatment of Mucosal Diseases, Cancer Biomarkers, Therapeutics and Methods and Products For Treating Preeclampsia and Modulating Blood Pressure, and Treating Neurological Diseases.

We were required to make an initial $50,000 payment to Scott & White, and were obligated to make royalty payments to Scott & White of 3% of net sales in developed countries and 0.5% of net sales in underdeveloped countries, of licensed products or services requiring their use, subject to adjustment as defined in the agreement. In consideration for Amendment 1 dated September 9, 2014, we were required to make an additional payment of $25,000 to Scott & White. Additionally, in order to maintain the license, we were required to pay Scott & White minimum annual consideration, in combination with the aforementioned royalties, as follows:

(a)	Calendar Year 2013, payable January 1, 2014	$20,000
(b)	Calendar Year 2014, payable January 1, 2015	$20,000
(c)	Calendar Year 2015, payable January 1, 2016	$87,500
(d)	Calendar Year 2016, payable January 1, 2017	$125,000
(e)	Calendar Year 2017, payable January 1, 2018	$187,000
(f)	Calendar Year 2018, payable January 1, 2019 and each January 1 year thereafter through the expiration of the Agreement	$250,000

In addition, we were obligated for certain milestone payments –

•	For each Phase I clinical trial - $100,000
•	Upon successful conclusion of each Phase III clinical trial or any other clinical trial following a Phase II clinical trial for each licensed product - $500,000
•	Upon each regulatory/market approval on each licensed product/indication - $2,000,000.

We were responsible for prosecution and maintenance of the patent rights after the effective date and would have been directly responsible for such future expenses of filing and protection of patent claims, including counsel fees. The patent license agreement contained other obligations for timely periodic reporting of its activities and other matters that are material to maintenance of the patent rights.

We are in compliance with these payment terms, except that the payment due January 1, 2015 was not made, nor the additional $25,000 payment required in consideration of Amendment 1. As a result, we received notice of termination dated March 10, 2015, which resulted in termination under the original Agreement on May 9, 2015. Scott & White has the right under the patent license agreement to charge daily interest on overdue payments commencing on the 31st day after the payment is due at the lower of either one and a half percent per month or the highest legal interest rate. This right does not terminate upon the termination of the patent license agreement.

We are currently engaged in negotiations with Scott & White to pay all amounts due, to cure the default, and to reinstate the terms of the original agreement as amended. At this time, the negotiations have not resulted in any final agreement between the parties and the patent license agreement remains in default. In the event that the license cannot be reinstated, we will lose certain patent and other intellectual property rights that will impair our current research and development activities.

Plans

With the completion of the P-IND Phase I study with the combination treatment for solid carcinomas, we anticipate an expanded Phase I trial or a Phase II trial, though we presently do not have the funds to pursue this further development.

We have authorized and funded an animal study to develop our proprietary peptide VG1177, a series of studies that we believe will be complete in mid-2016, and assuming adequate funding, we intend to initiate a Phase I study using an injectable form of VG1177 thereafter.

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

Basic and Diluted Net Loss Per Share

We compute loss per share in accordance with generally accepted accounting principles, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. The treasury stock method is used to determine the dilutive effects of stock options and warrants. Dilutive loss per share is equal to the basic loss per share for the three months ended March 31, 2015 and 2014 because common stock equivalents would have been anti-dilutive.

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

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We have recorded a full valuation allowance to reduce the deferred tax asset associated with our accumulated losses to zero, which is the amount that is more likely than not to be realized.

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

Compensated Absences

We have not accrued a liability in accordance with ASC 710, as the amount of the liability cannot be reasonably estimated at March 31, 2015 and 2014.

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

Comparison of Fiscal Periods Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,
	2015			2014
EXPENSES:	Total	Non- Cash	All other	Total	Non- Cash	All other
Research and development	$159,648	$9,064	$150,584	$411,606	$34,604	$377,002
Management salaries and fees	322,842	–	322,842	283,125	–	283,125
Legal and professional	174,246	–	174,246	550,560	80,675	469,885
Consulting fees	6,275	–	6,275	36,771	–	36,771
General and administrative	138,469	82,483	55,986	369,620	300,625	68,995
Total operating expenses	$801,480	$91,547	$709,933	$1,651,682	$415,904	$1,235,778
Derivative benefit (expense)	$45,132	$45,132	$–	$(209,017)	$(209,017)	$–
Interest expense	$(714,749)	$(714,749)	$–	$(851,813)	$(851,813)	$–

Revenue

We have not generated any revenue from product sales or royalties from product sales to date. We do not expect to earn revenues until we have received FDA approval to market our products, if that occurs.

Research and Development

Research and development expenses decreased by 61.2%, or $251,958, to $159,648 in the three month period ended March 31, 2015 as compared to $411,606 in the same period in 2014. Of this, we incurred $150,584 in cash expenditures in the three month period ended March 31, 2015 as compared to $377,002 in the same period in 2014 with respect to new testing and research, which was primarily conducted in 2014. This included testing being conducted for us by ITR Canada, under which payments began in the fourth quarter of 2013. Other expenditures consisted principally of compensation to additional labs conducting testing in 2015, consultants and advisors assisting in development of our licensed science. Included were reimbursement of certain expenses incurred related to the development of our licensed patents by the University of Texas, including fees for Dr. Newell’s services pursuant to a funding agreement with Dr. Newell, Scott & White, a non-profit organization, and us. Non-cash expenses decreased by $25,540 to $9,064 in the three month period ended March 31, 2015 as compared to $34,604 in the same period in 2014. The principal reason for the decrease was the reduced fair valuation of the options granted in 2015 as compared to 2014.

General and Administrative Expenses

General and administrative expenses decreased by 62.5%, or $231,151, to $138,469 in the three month period ended March 31, 2015 from $369,620 in the same period in 2014. Cash expenditures decreased by $13,009 to $55,986 in the three month period ended March 31, 2015 as compared to $68,995 in the same period in 2014. The decrease is primarily related to a decrease in corporate travel and entertainment and various miscellaneous expenses. Non-cash expenses, the fair value of stock option grants, decreased by $218,142 to $82,483 in the three month period ended March 31, 2015 as compared to $300,625 in the same period in 2014. The principal reason for the decrease was the reduced fair valuation of the options granted in 2015 as compared to 2014.

Interest Expense and Interest Income

Interest expense, all noncash charges, decreased by 16.1%, or $137,064, to $714,749 in the three month period ended March 31, 2015 from $851,813 in the same period in 2014. Interest includes accretion of debt discount of $671,356 in the three month period ended March 31, 2015 and $769,775 in the same period in 2014, or a decrease of $98,419 associated with the beneficial conversion features and fair value of warrants granted in connection with financing transactions principally in the form of convertible debenture and warrants in 2015 and 2014. A decrease in accrued interest of $38,645 accounted for the remainder of the decrease. These amounts decreased as a result of debt conversions exceeding new indebtedness in the periods.

Derivative Benefit (Expense)

Derivative benefit (expense) was a benefit of $45,132 in the three month period ended March 31, 2015 as compared to an expense of $(209,017) in the same period in 2014. Derivative benefit (expense), a non-cash charge, consists principally of the fair valuation of instruments with variable conversion features and the period to period changes in these amounts. These 2015 and 2014 amounts were principally attributable to amended and restated convertible promissory notes, modifications with DMBM, convertible notes payable to certain officers and consultants and with respect to other transactions related to satisfactions of liabilities in shares.

Management Salaries

Management salaries, including fees, increased by 14%, or $39,717, to $322,842 in the three month period ended March 31, 2015 as compared to $283,125 in the same period in 2014. This increase was largely in connection with the increase in fees for services provided by MedBridge Development Company, principally due to an increase in headcount, and in executive services funded by the MedBridge Venture Fund financing.

Certain employee salaries and consulting fees, principally included in Management salaries and Research and development, are not paid in cash as incurred under the respective agreements, but are evidenced by unsecured, convertible, non-interest bearing notes due December 31, 2015. The holder may convert any amount of these notes prior to maturity at a 20% discount from the 20 day volume weighted average price, or VWAP, on the conversion date. All notes that remain outstanding on maturity will automatically convert into common shares at a 20% discount from the 20 day VWAP upon maturity.

Legal and Professional Fees

Legal and professional fees decreased by 68.4%, or $376,314, to $174,246 in the three month period ended March 31, 2015 as compared to $550,560 in the same period in 2014. This was principally due to higher accounting and auditor fees incurred in 2014 related to our becoming a public reporting company, and a reduction in counsel fees incurred in registering patents and licenses of our licensed sciences. Legal and professional had no non-cash expenses in 2015 as compared to $80,675 in 2014 for the fair value of common stock issued for certain accounting services and certain legal fees.

Consulting Fees

Consulting fees decreased by 82.9% to $6,275 in the three month period ended March 31, 2015 from $36,771 in the comparable period of 2014, or a decrease of $30,496, principally due to decreases for services related to investor relations and other expenses.

Net Loss

Our net loss attributable to common shareholders for the three month period ended March 31, 2015 was $1,462,495 as compared to $2,703,910 for the comparable period of 2014. Operating expenses decreased by 51.5%, or $850,202, to $801,480 in the 2015 period as compared to $1,651,682 for the comparable period of 2014. Aggregate non-cash expenses incurred in the three month period ended March 31, 2015 approximated $91,547 as compared to $415,904 in the comparable period of 2014, representing a decrease of $324,357.

Liquidity and Capital Resources

We reported a net loss attributable to common shareholders of $1,462,495 for the three months ended March 31, 2015. At March 31, 2015, our accumulated deficit amounted to $107,431,312. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we can provide no assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of March 31, 2015, we had cash and cash equivalents of $30,066. Those funds have since been utilized. Subsequent to March 31, 2015, we received $75,000 from related parties and $105,713 from unrelated parties as described in our unaudited financial statements included elsewhere herein. Since our inception, substantially all of our operations have been financed through sales of equity securities and various loans. The following are financing transactions pursuant to which we have received proceeds in the three months ended March 31, 2015, or pursuant to which we may be contractually entitled to receive additional proceeds.

DMBM, Inc.

On July 1, 2013, we entered into a release and settlement agreement with DMBM, Inc. modifying the conversion price of convertible debentures aggregating $135,000 issued for services through December 31, 2014 to JTL Enterprises Corp. and acquired by DMBM. Through January 2014, $130,000 in debentures issued to JTL were acquired by DMBM. Through December 31, 2014 DMBM has made $121,500 in payments and is delinquent in its payment obligation for the remaining balance. JTL has the right to demand that we make payments pursuant to the terms of the original notes. We have not received such demand. The release and settlement agreement provides that in order to retire the debt we issue shares of common stock at the lower of $0.05 per share or at a discount of 30% from the average of the closing price for the 14 trading days prior to the date of conversion of the JTL notes acquired by DMBM. On September 11, 2014, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted $68,000 of the outstanding principal balance and received 1,360,000 common shares at $0.05 per share. On April 15, 2015, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted an additional $52,750 of the outstanding principal balance and received 1,055,000 common shares at $0.05 per share. At March 31, 2015, the balance due to DMBM in accordance with the release and settlement agreement is $14,250.

KED Consulting Group

Effective on March 15, 2015, we entered into a convertible promissory note and warrant purchase agreement with KED pursuant to which KED agreed to 12 monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000 in exchange for a convertible promissory note and warrants. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 which was $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into shares of common stock at the conversion price. We also issued to KED a warrant to purchase four shares of common stock for each $1 of principal at $0.45 per share, or a total of 2,400,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any monthly payment which is not cured within 10 days of written or electronic notice to KED by us, than we may cancel the agreement. In that event KED would be entitled to retain notes and that number of warrants associated with payments made prior to the default. Through May 15, 2015, we have received $100,000 of the $600,000 from KED.

Hock Tiam Tay

On August 22, 2014, we entered into a convertible promissory note and warrant purchase agreement with an individual, Hock Tiam Tay in the amount of $150,000, pursuant to which we received $50,000 in cash. In exchange, we issued a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of our common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on November 22, 2015, February 22, 2016, May 22, 2016 and August 22, 2016. Any balance of principal and interest outstanding upon maturity will automatically be converted into common shares. The conversion price is $0.113 per share. The warrant has an exercise price of $0.85 per common share and shall be exercisable from August 22, 2018 until August 22, 2019. The warrant has a cashless exercise feature. Through August 21, 2015, the investor has the right to invest up to an additional $100,000 for which similar consideration as above would be issued.

Dutchess Opportunity Fund II, L.P.

On March 28, 2014, as amended May 9, 2014, September 4, 2014 and February 5, 2015, we entered into an investment agreement with Dutchess Opportunity Fund II L.P. where Dutchess may purchase up to that number of common shares having an aggregate purchase price of $5,000,000. This agreement is referred to as an Equity Line. Under terms of the investment agreement, we may, at our sole discretion, deliver a put notice to Dutchess stating the dollar amount of common shares, which we intend to sell to Dutchess on a closing date. The maximum amount that Dutchess can be required to purchase at any one time shall be equal to (1) 200% of the average daily volume for the three trading days immediately preceding the formal date of the notice to Dutchess or (2) $150,000, determined at our sole discretion. The share purchase price is 94% of the lowest daily volume-weighted average price of our common stock for the five consecutive trading days beginning with the notice date and the ensuing four trading days. The investment agreement is for a term of three years from the date of execution, or, if earlier, the sale of $5,000,000 or written notice to Dutchess by us. We amended the original investment agreement to require us to file a registration statement on Form S-1 with the SEC covering five million common shares, or the registrable securities, that may be issued under the investment agreement within 30 days of the completion of the review of the Form 10 by the SEC. The SEC notified us that the required registration statement with respect to the registrable securities was declared effective on February 11, 2015. On March 19, 2015, we exercised our right to issue a put notice in the amount of $25,000. The pricing period ran from March 19, 2015 to March 25, 2015 with a floor price of $0.06 per share. The per share purchase price was calculated as $0.0664 in the pricing period. We received net proceeds of $5,713 for the put and issued 89,800 shares of common stock to Dutchess on April 2, 2015.

Related Party Financings for the period following January 1, 2015

MedBridge Development Company

Effective March 18, 2013, we entered into a strategic collaboration agreement, or SCA, with MedBridge Development Company, LLC, or MDC, pursuant to which MDC has provided to us funding and services to fund continuing research and development and operations and providing administrative assistance, and a line of credit at the discretion of MDC aggregating $550,000 through March 31, 2015. Services valued at $20,000 per month, subject to adjustment, are to be provided during the term of the SCA. In 2014 and 2013, MDC advanced $235,000 and $175,000, respectively, and provided $240,000 and $189,032 in services, respectively. In the three months ended March 31, 2015, MDC advanced $140,000 and provided $50,968 in services. At March 31, 2015, $0 remains to be received in monthly advances, and $0 is available to us on the line of credit.

On April 13, 2015, we entered into an unlimited, unsecured revolving line of credit with MedBridge Development Company, LLC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5% per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of our common stock at the election of MDC. For each $1 of principal exchanged by MDC for our common stock, MDC will receive a number of shares calculated by dividing the exchanged amount by the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date MDC provides notice of the exchange to us. Any unpaid principal due at the maturity date will automatically be exchanged for shares of our common stock using the maturity date as of the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, we shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted.  Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law. Through May 15, 2015, $75,000 has been funded through the line of credit. MDC is owned 42.66% by the Tynan Family Trust, of which our Chief Executive Officer and director, John Tynan is the trustee; 42.66% by our Chief Financial Officer and director, David Odell; 7.5% by EDK, LLC, which is managed by Edward Koke; 7.31% by West Beach Investments, LLC, which is managed by Steven Schott; and 2.5% by Ruth Loomer, an individual. Mr. Tynan and Mr. Odell have voting and dispositive control over the shares held by MDC.

MedBridge Venture Fund, LLC

Effective on July 13, 2013, we entered into a convertible promissory note and warrant purchase agreement with MedBridge Venture Fund, LLC, or MVF, pursuant to which MVF agreed to purchase a minimum of $250,000 and a maximum of $2,500,000 in convertible notes for cash advances of $1,765,000 and services valued at $735,000, and warrants to purchase up to 10,000,000 shares of common stock if all consideration is received. The note issued pursuant to the agreement bears interest at 8% per annum and matures September 15, 2015, and to the extent not converted prior to maturity, the outstanding amount of the note and accrued interest will automatically be converted into common stock at a defined conversion price. However, in the event that we are in default at maturity, the balance due under the note would be payable in cash. Through March 31, 2015, we have received $2,235,000 consisting of cash proceeds of $1,500,000 and management services valued at $735,000 in exchange for which we issued convertible notes and warrants to MVF to purchase 8,940,000 common shares. The services to be provided by MVF include a management team with a President and CEO, Chief Operating Officer, Controller, grant application coordinator, finance administrative assistant and public relations resources. Through March 31, 2015, MVF converted $1,354,578 in principal and interest at a defined conversion price of $0.0588 per share and received 23,037,035 shares of common stock. If not earlier converted at MVF’s option, common shares will be issuable on conversion of these notes in total in four equal tranches of 25% each on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015. The warrants to purchase our shares of common stock are exercisable at $0.45 per share, but not before 48 months and not after 60 months after the date of issuance. The warrants include a cashless exercise feature. At March 31, 2015, $265,000 in cash proceeds are available to be funded under this arrangement. MVF is co-managed by Wild Harp Holdings, LLC, which is 100% owned by our Chief Executive Officer and director, John Tynan, and DW Odell Company, LLC, which is 100% owned by our Chief Financial Officer and director, David Odell.

Effective on January 12, 2015, we entered into a convertible promissory note and warrant purchase agreement with MVF pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 of $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. We also issued on January 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share, or a total of 3,450,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. Through March 31, 2015, $187,500 worth of services have been provided.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended March 31, 2015.

Changes in Internal Controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K, as filed with the SEC on April 15, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since March 31, 2015, we have issued the securities indicated below.

Unless otherwise indicated, each of the securities described below was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) as a transaction not involving a public offering or as a transaction made offshore to non-U.S. persons. None of the offerings was registered or qualified in any jurisdiction. In each case, the number of investors was limited, the investors were either accredited or otherwise qualified, had access to material information about us, and restrictions were placed on the resale of the securities. Certain amounts of the common stock were issued, as noted, as free trading since the consideration rendered for the common stock was rendered more than twelve months prior to the issuance of the common stock. The volume weighted average price, or VWAP, refers to the average closing price of our common stock multiplied by the trading volume for the twenty-day period before the notice of exercise or conversion.

Stock Options issued pursuant to 2013 Equity Incentive Plan adopted in fourth quarter 2013

First Quarter 2015

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

Issuances of Unregistered Shares of Common Stock

Effective January 13, 2009, we entered into a consulting agreement with Leslie Benet for advisory services. On November 13, 2014, we issued 19,000 shares valued at $0.0750 per share in satisfaction of services rendered from October 1, 2010 to September 30, 2014. On January 27, 2015, we issued 2,500 shares to Leslie Benet for services rendered from October 1, 2014, to December 31, 2014. On May 1, 2015, we issued 2,500 shares to Leslie Benet for services rendered from January 1, 2015 to March 31, 2015.

On December 15, 2011, we entered into a consulting agreement with Dr. Brett Mitchell pursuant to which he provided us research and medical consulting services in exchange for $7,500 per each three month term. On September 19, 2012, we issued 2,321 shares of common stock valued at $6.72 per share to Dr. Mitchell. On November 20, 2014, we issued 421,620 shares of common stock valued at $0.1601 per share to Dr. Mitchell in satisfaction of accrued expenses totaling $67,500. On January 27, 2015, we issued 123,967 shares of common stock valued at $0.0605 per share to Dr. Mitchell for services rendered from October 1, 2014 to December 31, 2014. On May 1, 2015, we issued 95,057 shares of common stock valued at $0.0789 per share to Dr. Mitchell for services rendered from January 1, 2015 to March 31, 2015.

On March 18, 2013, we entered into an agreement with MedBridge Development Company, or MDC, pursuant to which MDC provided us services for $20,000 per month and a line of credit of up to $550,000. On December 19, 2013, we issued 2,008,087 shares to MDC which consisted of 341,297 shares valued at $0.1465 per share for conversion of a $50,000 note; 597,270 shares valued at $0.1465 per share for cash advanced to us for management and 1,069,520 valued at $0.1206 per share for administrative services. On April 3, 2014, we issued 516,612 shares to MDC which consisted of 255,973 shares valued at $0.1465 and 260,639 shares valued at $0.2302 per share for administrative services. We also issued related warrants on March 12, 2014 for 255,973 and 260,639 shares on a cashless basis at an exercise price of $0.15 and $0.26 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On April 16, 2014, we issued 560,435 shares to MDC which consisted of 255,973 shares valued at $0.1465 and 304,462 shares valued at $0.19707 per share for administrative services. We also issued related warrants on April 3, 2014 for 255,973 and 304,462 shares on a cashless basis at an exercise price of $0.15 and $0.22 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On July 14, 2014, we issued 255,973 shares to MDC valued at $0.1465 and 364,916 shares valued at $0.1644 per share for administrative services. We also issued related warrants on July 9, 2014 for 255,973 and 364,916 shares on a cashless basis at an exercise price of $0.15 and $0.18 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On October 15, 2014, we issued 255,973 shares to MDC valued at $0.1465 and 514,007 shares valued at $0.1167 per share for administrative services. We also issued related warrants on October 6, 2014 for 255,973 and 514,007 shares on a cashless basis at an exercise price of $0.15 and $0.13 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On January 13, 2015, we issued 836,177 shares to MDC valued at $0.1465 and 793,651 shares valued at $0.0756 per share for administrative services. We also issued related warrants on January 6, 2015 for 836,177 and 793,651 shares on a cashless basis at an exercise price of $0.15 and $0.08 per share, respectively, expiring 18 months after a two year lock up from the date of issuance. On May 1, 2015, we issued 955,631 shares to MDC valued at $0.1465 and 708,829 shares valued at $0.0719 per share for administrative services. We also issued related warrants on May 1, 2015 for 955,631 and 708,829 shares on a cashless basis at an exercise price of $0.1465 and $0.0799 per share, respectively, expiring 18 months after a two year lock up from the date of issuance.

On July 1, 2013, we entered into a consulting agreement with Richard Tobin for research and development services. On August 20, 2014 we issued 109,517 shares valued at $0.1781 per share in satisfaction of $1,500 worth of services accrued each month from July 1, 2013 to July 31, 2014. On November 11, 2014, we issued 27,001 shares valued at $0.1111 per share in satisfaction of $1,500 worth of services accrued each month from August 1, 2014 to September 30, 2014. On January 27, 2015, we issued 58,175 shares valued at $0.0774 per share in satisfaction of $1,500 worth of services accrued each month from October 1, 2014 to December 31, 2014. On May 1, 2015, we issued 56,689 shares valued at $0.0794 per share in satisfaction of $1,500 worth of services accrued each month from January 1, 2015 to March 31, 2015.

On March 28, 2014, as amended May 9, 2014, September 4, 2014 and February 5, 2015, we entered into an investment agreement with Dutchess Opportunity Fund II L.P. where Dutchess may purchase up to that number of common shares having an aggregate purchase price of $5,000,000. This agreement is referred to as an Equity Line. Under terms of the investment agreement, we may, at our sole discretion, deliver a put notice to Dutchess stating the dollar amount of common shares, which we intend to sell to Dutchess on a closing date. The maximum amount that Dutchess can be required to purchase at any one time shall be equal to (1) 200% of the average daily volume for the three trading days immediately preceding the formal date of the notice to Dutchess or (2) $150,000, determined at our sole discretion. The share purchase price is 94% of the lowest daily volume-weighted average price of our common stock for the five consecutive trading days beginning with the notice date and the ensuing four trading days. The investment agreement is for a term of three years from the date of execution, or, if earlier, the sale of $5,000,000 or written notice to Dutchess by us. We amended the original investment agreement to require us to file a registration statement on Form S-1 with the SEC covering five million common shares, or the registrable securities, that may be issued under the investment agreement within 30 days of the completion of the review of the Form 10 by the SEC. The SEC notified us that the required registration statement with respect to the registrable securities was declared effective on February 11, 2015. On March 19, 2015, we exercised our right to issue a put notice in the amount of $25,000. The pricing period ran from March 19, 2015 to March 25, 2015 with a floor price of $0.06 per share. The per share purchase price was calculated as $0.0664 in the pricing period. We received net proceeds of $5,713 for the put and issued 89,800 shares of common stock to Dutchess on April 2, 2015.

Effective January 1, 2015, we entered into a consulting agreement with Daniel Zia for advisory services. On May 1, 2015, we issued 125,000 shares valued at $0.0400 per share in satisfaction of services rendered from January 1, 2015 to March 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the quarter ended March 31, 2015.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended March 31, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Subsequent Events

On April 13, 2015, we entered into an unlimited, unsecured revolving line of credit (RLOC) with MedBridge Development Company, LLC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5% per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of our common stock at the election of MDC. For each $1 of principal exchanged by MDC for our common stock, MDC will receive a number of shares calculated by dividing the exchanged amount by the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date MDC provides notice of the exchange to us. Any unpaid principal due at the maturity date will automatically be exchanged for shares of our common stock using the maturity date as of the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, we shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted. Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law. Through May 15, 2015, $75,000 has been funded through the line of credit.

Effective April 16, 2015, we entered into a Memorandum of Understanding with Tg IT, Inc., dba “Anchor Point IT-Solutions”. The memorandum of understanding extends the services and terms provided in the memorandum of understanding dated February 1, 2014, in which Anchor Point provides IT services and support for $600 per month. The memorandum of understanding is cancellable by either party on 30 days’ notice. Anchor Point is owned in part by two of our directors, David Odell and John Tynan.

Item 6.	Exhibits

Exhibit No	Description
2.1	Agreement and Plan of Merger dated June 30, 2004, including the Agreement of Merger attached as Exhibit B (included as exhibits 2.1 and 2.2 to the 8-K filed by Viral Genetics, Inc. September 28, 2004, and incorporated herein by reference).
3.1	Certificate of Incorporation, filed June 8, 1998 (included as exhibit 3.1 to the Form 10-SB filed by Viral Genetics, Inc. on July 29, 1999, and incorporated herein by reference).
3.2	Certificate of Amendment, filed April 22, 1999 (included as exhibit 3.2 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.3	Certificate of Amendment, effective November 20, 2001 (included as exhibit 3.2 to the 10-KSB field by Viral Genetics, Inc. on April 24, 2002, and incorporated herein by reference).
3.4	Certificate of Amendment, effective November 17, 2004 (included as exhibit 3.3 to the Form 10-KSB filed by Viral Genetics, Inc. on April 5, 2005, and incorporated herein by reference).
3.5	Certificate of Designation of Series A Preferred Stock, filed May 12, 2009 (included as exhibit 3.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment, filed May 13, 2009 (included as exhibit 3.8 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.7	Certificate of Amendment, filed January 3, 2011 (included as exhibit 3.5 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.8	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed August 22, 2012 (included as exhibit 3.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.9	Certificate of Amendment, filed October 22, 2012 (filed as Exhibit 3.9 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.10	Certificate of Amendment, filed November 13, 2012 (included as exhibit 3.10 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.11	Certificate of Amendment, filed March 18, 2014 (included as exhibit 3.11 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.12	Certificate of Amendment, effective July 15, 2014 (filed as Exhibit 3.12 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.13	Certificate of Restatement and Integration of Articles of Incorporation, dated September 4, 2014 (filed as Exhibit 3.13 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.14	Amended and Restated Certificate of Designation of Series A Preferred Stock, dated September 4, 2014 (filed as Exhibit 3.14 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.15	Bylaws (included as exhibit 3.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

4.1	Warrant issued to MedBridge Venture Fund, LLC, dated January 15, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
4.2	Warrant issued November 14, 2014 to Wild Harp Holdings, LLC (included as exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.3	Warrant issued November 14, 2014 to DW Odell Company, LLC (included as exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.4	Warrant issued March 15, 2015 to KED Consulting Group LLC (included as exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.5	Warrant issued March 1, 2014 to Mr. Anthony Freda Jr. (included as exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.6	Warrant issued March 1, 2014 to Mr. Robert Siegel (included as exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.7	Warrant issued August 22, 2014 to Mr. Hock Tiam Tay (included as exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.8	Warrant issued November 5, 2014 to Wonderland Capital Corp. (included as exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.1	Consulting Services Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated July 1, 2006 (included as exhibit 10.128 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.2	Consulting Agreement between Viral Genetics, Inc. and Anthony Freda, Jr., dated September 14, 2007 (included as exhibit 10.1 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.3	Exclusive License Agreement by and between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (subsequently amended and restated) (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.4	Subscription Agreement between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (included as exhibit 10.4 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.5	Memorandum of Understanding dated November 30, 2007 by and among Viral Genetics, Inc., V-Clip Pharmaceuticals, Inc. and University License Equity Holdings, Inc. (included as exhibit 10.5 to the 8-K filed by Viral Genetics, Inc. on December 20th, 2007, and incorporated herein by reference).
10.6	Debt Restructuring Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.7	Security Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics Inc. on July 8th, 2008, and incorporated herein by reference).
10.8	Purchase Agreement between Viral Genetics, Inc. and Michael Capizzano, dated July 1, 2008 (included as exhibit 10.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.9	Subsidiary Guarantee dated March 5, 2008 (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.10	Business Marketing Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., aka Performance Profiler Quarterly, effective October 1, 2008 (included as exhibit 10.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.11	Agreement and Plan of Merger by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.12	Consent and Understanding by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.13	Extension and Amendment to Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective July 1, 2009 (included as exhibit 10.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.14	Exclusive License Agreement with the University of Colorado, dated August 25, 2009 (included as exhibit 10.13 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.15	Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated October 1, 2009 (included as exhibit 10.14 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.16	Exclusive License Agreement with the University of Colorado, dated November 30, 2009 (included as exhibit 10.15 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.17	Business Services Agreement between Viral Genetics, Inc. and John Michael Johnson, dated January 8, 2010 (included as exhibit 10.16 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.18	Extension Agreement between Viral Genetics, Inc. and Eric S. Rosenberg, dated February 3, 2010 and effective June 30, 2008 (included as exhibit 10.17 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.19	Consulting Services Extension Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated February 3, 2010 (included as exhibit 10.129 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.20	Promissory Note between Viral Genetics, Inc. and Wonderland Capital Corp., dated March 10, 2010 (included as exhibit 10.18 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.21	Lease Agreement between Viral Genetics, Inc. and Texas Life-Sciences Collaboration Center, commencing May 1, 2010 and expiring April 30, 2013 (included as exhibit 10.19 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.22	Subscription Agreement Between Viral Genetics, Inc. and Myron and Sandi Rosneaur, dated June 21, 2010 (included as exhibit 10.20 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.23	Subscription Agreement between Viral Genetics, Inc. and Myron and Sandi Rosenaur, dated June 28, 2010 (included as exhibit 10.21 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.24	Unsecured Convertible Note between Viral Genetics, Inc. and DMBM, dated July 1, 2010 (included as exhibit 10.22 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.25	Agreement to issue securities for services - SheehanBoyce, LLC, dated August 1, 2010 (included as exhibit 10.23 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.26	Agreement to issue securities for services - Patton Capital Corp., dated August 5, 2010 (included as exhibit 10.24 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.27	Subscription Agreement and Warrant Agreement between VG Life Sciences Inc. and Rodney Williams, dated August 17, 2010 (included as exhibit 10.25 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.28	Letter Agreement between Viral Genetics, Inc. and T. Joseph Natale, dated September 21, 2010 (included as exhibit 10.26 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.29	Letter Agreement between Viral Genetics, Inc. and David Odell, dated September 21, 2010 (included as exhibit 10.27 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.30	Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010 (included as exhibit 10.28 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.31	Agreement and Amendment to Convertible Debenture Issued by VG Life Sciences Inc. and held by DMBM Inc., dated February 2013 and effective October 19, 2010. (included as exhibit 10.29 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.32	Securities Purchase Agreement between the Viral Genetics, Inc., VG Energy, Inc., and John D. Lefebvre, dated October 20, 2010 (included as exhibit 10.30 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.33	Assignment between Viral Genetics, Inc. and MetaCytoLytics, Inc., dated October 28, 2010 (included as exhibit 10.31 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.34	Assignment between Viral Genetics, Inc. and VG Energy, Inc., dated October 28, 2010 (included as exhibit 10.32 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.35	Release and Settlement between Viral Genetics, Inc. and Michael Capizzano, dated December 8, 2010 (included as exhibit 10.33 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.36	Amendment to the Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010, effective December 28 2012 (included as exhibit 10.34 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.37	Consulting Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.35 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.38	Consulting Agreement between Viral Genetics, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.39	Consulting Agreement between Viral Genetics, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.40	Consulting Agreement between Viral Genetics, Inc. and Evan Newell, effective January 1, 2011 (included as exhibit 10.38 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.41	Consulting Agreement between Viral Genetics, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.39 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.42	Employment Agreement between Viral Genetics, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.40 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.43	Extension Agreement between Viral Genetics, Inc. and Leslie Z. Benet, effective January 1, 2011 (included as exhibit 10.41 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.44	Consulting Agreement between VG Energy, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.42 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.45	Consulting Agreement between VG Energy, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.43 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.46	Consulting Agreement between VG Energy, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.44 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.47	Consulting Agreement between VG Energy, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.45 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.48	Employment Agreement between VG Energy, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.46 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.49	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., effective January 1, 2011 (included as exhibit 10.47 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.50	Addendum to Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated January 1, 2011 (included as exhibit 10.48 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.51	Consulting Services agreement between Viral Genetics, Inc. and Martin E. Weisberg, dated January 26, 2011 (included as exhibit 10.49 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.52	Securities Purchase Agreement between the Company, Michael Binnion, and VG Energy, Inc., dated January 27, 2011 (included as exhibit 10.50 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.53	Purchase and Sale Agreement between Viral Genetics, Inc. and John Tynan, dated January 28, 2011 (included as exhibit 10.51 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.54	Purchase and Sale Agreement between Viral Genetics, Inc. and David Odell, dated January 31, 2011 (included as exhibit 10.52 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.55	Services Agreement between Viral Genetics, Inc. and Combustion Studios Inc., dated effective February 10, 2011 (included as exhibit 10.53 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.56	Release and Settlement Agreement between Viral Genetics, Inc. and University of Vermont - DMBM, Inc., dated March 1, 2011 (included as exhibit 10.54 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.57	Note Purchase agreement between Viral Genetics, Inc. and DMBM, Inc., dated March 10, 2011 (included as exhibit 10.55 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.58	Letter Agreement between Viral Genetics, Inc., DMBM, Inc., and Wonderland Capital Corp, dated May 25, 2011 (included as exhibit 10.56 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.59	Release and Settlement Agreement dated April 1, 2011 (University of Colorado) - DMBM, Inc. and Viral Genetics, Inc. (included as exhibit 10.57 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.60	Amending Agreement to agreement to issue securities for services - Patton Capital Corp., dated June 1, 2011 (included as exhibit 10.58 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.61	Amendment to Note Purchase Agreement between Viral Genetics, Inc. and DMBM Inc., dated October 6, 2011 (included as exhibit 10.59 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.62	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated October 25, 2011 (included as exhibit 10.60 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.63	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated November 3, 2011 (included as exhibit 10.61 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.64	Investment Advisory Services Agreement between Viral Genetics, Inc. and Research 2.0 Inc., dated December 12, 2011 (included as exhibit 10.62 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.65	Extension and Confirmation Agreement between Viral Genetics, Inc. and Richard Gerstner, dated December 15, 2011 (included as exhibit 10.63 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.66	Agreement to issue securities for services - Brett Mitchell, dated December 15, 2011 (included as exhibit 10.64 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.67	Extension and Confirmation Agreement between Viral Genetics, Inc. and Marshall C. Phelps, dated December 15, 2011 (included as exhibit 10.65 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.68	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc. dated January 1, 2011 (included as exhibit 10.66 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.69	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated January 27, 2012 (included as exhibit 10.67 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.70	Extension and Conversion Agreement between Viral Genetics, Inc. and Martin Eric Weisberg, dated January 30, 2012 (included as exhibit 10.68 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.71	Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.69 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.72	Clarification of extension of agreement to issue securities for services - Anthony Freda, dated February 6, 2012 (included as exhibit 10.70 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.73	Exclusive License Agreement with Texas A&M, dated February 14, 2012 (included as exhibit 10.71 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.74	Extension of agreement to issue securities for services - C. Everett Koop, dated February 22, 2012 (included as exhibit 10.72 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.75	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated February 28, 2012 (included as exhibit 10.74 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.76	Subscription Agreement between Viral Genetics, Inc. and Mr. Robert Siegel, dated March 1, 2012 (included as exhibit 10.75 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.77	Transfer Agreement between Wonderland Capital Corp and DMBM, Inc., dated March 25, 2012 (included as exhibit 10.77 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.78	Promissory Note between Viral Genetics, Inc. and DMBM, Inc. dated March 25, 2011 (included as exhibit 10.78 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.79	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated March 30, 2012 (included as exhibit 10.79 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)

10.80	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated April 1, 2012 (included as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.81	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated April 27, 2012 (included as exhibit 10.82 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.82	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated May 24, 2012 (included as exhibit 10.83 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.83	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated June 30, 2012 (included as exhibit 10.84 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.84	Convertible Debenture between Viral Genetics, Inc. and Robert Siegel, dated July 31, 2012 (included as exhibit 10.85 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.85	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated July 31, 2012 (included as exhibit 10.86 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.86	Convertible Debenture between the Viral Genetics, Inc. and Robert Siegel, dated August 11, 2012 (included as exhibit 10.87 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.87	Subscription Agreement between Viral Genetics, Inc. and Best Investments Trust, dated August 12, 2012 (included as exhibit 10.88 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.88	Convertible Debenture between Viral Genetics, Inc. and Ken Kopf, dated August 14, 2012 (included as exhibit 10.89 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.89	Manufacturing Agreement between VG Energy, Inc. and Eno Research & Consulting Services, LLC, dated September 5, 2012 (included as exhibit 10.91 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.90	Convertible Debenture between Viral Genetics, Inc. and Rod Williams, dated September 7, 2012 (included as exhibit 10.92 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference
10.91	Convertible Debenture between Viral Genetics, Inc. and David Odell, dated September 12, 2012 (included as exhibit 10.93 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.92	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated September 30, 2012 (included as exhibit 10.94 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.93	Convertible Debenture between Viral Genetics, Inc. and Morales Investment Trust, dated October 1, 2012 (included as exhibit 10.95 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.94	Convertible Debenture between Viral Genetics, Inc. and Sandra Valentine, dated October 2, 2012 (included as exhibit 10.96 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.95	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated October 31, 2012 (included as exhibit 10.97 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.96	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated November 30, 2012 (included as exhibit 10.98 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.97	Letter Agreement between VG Life Sciences Inc. and DMBM, Inc., dated December 2, 2012 (included as exhibit 10.99 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.98	Amended Convertible Debenture between VG Life Sciences Inc. and DMBM, Inc., dated December 13, 2012 (included as exhibit 10.100 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.99	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated December 23, 2012 (included as exhibit 10.101 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.100	Amendment between VG Life Sciences Inc. and Timothy and Thomas LLC, effective December 28, 2012 (included as exhibit 100.102 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.101	Addendum to the Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated December 31, 2012 (included as exhibit 10.103 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.102	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2012 (included as Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).

10.103	Amended Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., effective January 1, 2013 (included as exhibit 10.104 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.104	Bluewater Advisory Group Consulting Agreement, dated January 1, 2013 (included as exhibit 10.105 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.105	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $3,535.00 (included as exhibit 10.106 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.106	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $20,300.00 (included as exhibit 10.107 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.107	Debenture Purchase Agreement between Timothy & Thomas, LLC and DMBM, Inc. dated February 15, 2013 (included as exhibit 10.108 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.108	Memorandum of Understanding between VG Life Sciences Inc. and MedBridge Development, LLC, dated March 18, 2013 (included as exhibit 10.109 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.109	Strategic Collaboration Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated March 18, 2013 (included as exhibit 10.110 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.110	Consulting Services Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated April 16, 2013 (included as exhibit 10.111 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.111	Strategic Alliance Agreement between VG Life Sciences Inc., VG Energy, Inc. and DAK Renewable Research related to the production of corn and subsequent oil studies, dated May 13, 2013 (included as exhibit 10.112 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.112	Convertible Debenture between VG Life Sciences Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.113 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.113	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated June 30, 2013 (included as Exhibit 10.113 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.114	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated July 13, 2013 (included as exhibit 10.114 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.115	Consulting Services Contacts between VG Life Sciences Inc. and Chrysalis Pharma Partners, LLC, dated July 17, 2013 (included as exhibit 10.127 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.116	Release and Settlement between VG Life Sciences Inc. and DMBM, Inc., dated as of July 1, 2013 (included as Exhibit 10.116 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.117	Exclusive license agreement with Scott & White Healthcare, dated July 18, 2013 (included as exhibit 10.115 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.118	Consulting Agreement between VG Life Sciences Inc. and Richard Tobin, dated August 1, 2013 (included as exhibit 10.128 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.119	Securities issued upon conversion of debt - Rodney Williams, dated August 25, 2013 (included as exhibit 10.116 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.120	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DMBM, Inc., dated September 15, 2013 (included as exhibit 10.117 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.121	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.118 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.122	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.119 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.123	Restatement and Amendment of Unsecured Note with Best Investment Trust, dated October 1, 2013 (included as exhibit 10.120 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.124	Five year 5% convertible note in the amount of $63,675.55, convertible in the amount of the VWAP for the 20 days preceding the date of conversion with Mary Sinanyan, dated October 1, 2013 (included as exhibit 10.121 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.125	Consulting Services Agreement between VG Life Sciences Inc. and Gary Musso, PhD, dated October 7, 2013 (included as exhibit 10.131 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.126	Consulting Services Agreement between VG Life Sciences Inc. and Catherine Strader, PhD, dated October 29, 2013 (included as exhibit 10.130 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.127	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 1, 2013 (included as Exhibit 10.127 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.128	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2013 (included as Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.129	2013 Equity Incentive Plan for VG Life Sciences Inc., adopted December 20, 2013, approved by stockholders December 30, 2013 (included as exhibit 10.122 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.130	Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated January 1, 2014 (included as exhibit 10.132 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.131	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated as of January 24, 2014 (included as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.132	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated January 31, 2014 (included as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.133	Tg IT, Inc. d/b/a Anchor Point IT Solutions Memorandum of Understanding, dated February 1, 2014 (included as exhibit 10.123 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.134	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 1, 2014 (included as exhibit 10.124 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.135	Convertible Promissory Note between VG Life Sciences Inc. and KED Consulting Group, LLC, dated March 1, 2014 (included as exhibit 10.125 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.136	Investment Agreement with Dutchess Opportunity Fund II L.P. dated March 28, 2014 (included as exhibit 10.126 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.137	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 (included as exhibit 10.129 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.138	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 (included as exhibit 10.130 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.139	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.131 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).

10.140	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.132 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.141	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated August 27, 2014 (included as exhibit 10.133 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.142	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated September 4, 2014 (included as exhibit 10.134 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.143	Notice of Conversion between VG Life Sciences Inc. and DMBM Inc., dated September 11, 2014, for conversion under the Note Purchase Agreements dated August 1, 2013, December 1, 2013, and January 31, 2014. (included as Exhibit 10.143 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.144	Convertible Promissory Note issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.135 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.145	Warrant issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.136 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.146	Convertible Promissory Note issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.137 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.147	Warrant issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.138 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference)
10.148	Convertible Promissory Note issued October 27, 2014 to DW Odell Company, LLC (included as Exhibit 10.148 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.149	Warrant issued October 27, 2014 to DW Odell Company, LLC (included as Exhibit 10.149 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.150	Convertible Promissory Note issued October 27, 2014 to Wild Harp Holdings, LLC (included as Exhibit 10.150 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.151	Warrant issued October 27, 2014 to Wild Harp Holdings, LLC (included as Exhibit 10.151 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.152	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated May 9, 2014 (included as Exhibit 10.152 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on January 20, 2015 and incorporated herein by reference).
10.153	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated January 15, 2015 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
10.154	Convertible Promissory Note issued January 15, 2015 to MedBridge Venture Fund, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
10.155	Amendment to the Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated February 5, 2015 (included as Exhibit 10.155 to the Company’s Registration Statement on Form S-1 filed on February 6, 2015 and incorporated herein by reference).
10.156	Convertible Promissory Note issued November 14, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.156 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.157	Convertible Promissory Note issued November 14, 2014 to DW Odell Company, LLC (included as exhibit 10.157 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.158	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 15, 2015 (included as exhibit 10.158 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.159	Convertible Promissory Note issued March 15, 2015 to KED Consulting Group LLC (included as exhibit 10.159 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.160	Subscription Agreement between Viral Genetics Inc. and Anthony Freda, dated February 29, 2011 (included as exhibit 10.160 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.161	Consulting Services Agreement between VG Life Sciences Inc. and RJL Computer Consulting, dated February 20, 2013 (included as exhibit 10.161 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).

10.162	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated February 28, 2013 (included as exhibit 10.162 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.163	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated March 20, 2013 (included as exhibit 10.163 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.164	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Anthony Freda, dated March 1, 2014 (included as exhibit 10.164 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.165	Convertible Promissory Note issued March 1, 2014 to Mr. Anthony Freda (included as exhibit 10.165 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.166	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Robert Siegel, dated March 1, 2014 (included as exhibit 10.166 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.167	Convertible Promissory Note issued March 1, 2014 to Mr. Robert Siegel (included as exhibit 10.167 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.168	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated April 18, 2013 (included as exhibit 10.168 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.169	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Hock Tiam Tay, dated August 22, 2014 (included as exhibit 10.169 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.170	Convertible Promissory Note issued August 22, 2014 to Mr. Hock Tiam Tay (included as exhibit 10.170 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.171	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Wonderland Capital Corp., dated November 5, 2014 (included as exhibit 10.171 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.172	Convertible Debenture between VG Life Sciences Inc. and Wonderland Capital Corp., dated November 5, 2014 (included as exhibit 10.172 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.173	Unsecured Revolving Credit Note by and between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated April 13, 2015 (included as exhibit 10.173 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.174	Amendment No. 1 to the Exclusive License Agreement between Scott & White Healthcare and VG Life Sciences, Inc., dated September 9, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference).
10.175*	Consulting Services Agreement between VG Life Sciences Inc. and Daniel Zia, dated January 1, 2015.
10.176*	Memorandum of Understanding between VG Life Sciences Inc. and Tg IT, Inc. (dba Anchor Point IT-Solutions) dated April 16, 2015.
14.1	Code of Ethics (included as exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema Document
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VG LIFE SCIENCES INC.
Date: May 20, 2015	By:	/s/ John Tynan
John Tynan Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2015	By:	/s/ David Odell
David Odell
Chief Financial Officer
(Principal Financial Officer, and
Principal Accounting Officer)

