Form 10-Q
period 2015-06-30
VG Life Sciences Inc.
filed 2015-08-19
CIK 1091326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

 or

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

As of August 12, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 81,519,859.

VG LIFE SCIENCES INC.

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$4,335	$33,992
Prepaid expenses and other current assets	35,078	212,274
Total Current Assets	39,413	246,266

PROPERTY AND EQUIPMENT, NET	–	–

OTHER ASSETS
Intangible assets	1,076,836	1,076,836
Total Other Assets	1,076,836	1,076,836

TOTAL ASSETS	$1,116,249	$1,323,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$726,085	$710,349
Accrued expenses	117,994	224,413
Accrued interest	200,312	309,954
Insurance finance agreement	9,295	65,062
Convertible debt - related parties	2,454,997	2,449,850
Convertible debt - other	1,635,863	1,411,353
Derivative liabilities	812,747	658,141
Total Current Liabilities	5,957,293	5,829,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 9,715,443 and 9,715,443 issued and outstanding, respectively	972	972
Common stock, 150,000,000 shares authorized, $0.0001 par value; 77,305,477 and 46,222,574 issued and outstanding, respectively	7,731	4,622
Additional paid-in capital	103,332,640	100,792,690
Non-controlling interests	647,309	664,513
Deficit	(108,829,696)	(105,968,817)
Total Stockholders’ Deficit	(4,841,044)	(4,506,020)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,116,249	$1,323,102

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$–	$–	$–	$–

EXPENSES
Research and development	162,790	224,377	322,438	635,983
Management salaries	298,126	283,125	620,968	566,250
Legal and professional	143,327	347,114	317,573	897,674
Consulting fees	7,963	858	14,238	37,629
General and administrative	127,060	296,245	265,528	665,865

Total expenses	739,266	1,151,719	1,540,745	2,803,401

LOSS FROM OPERATIONS	(739,266)	(1,151,719)	(1,540,745)	(2,803,401)

OTHER INCOME (EXPENSE)
Derivative expense	(235,958)	(300,812)	(190,826)	(509,829)
Interest expense	(431,763)	(554,092)	(1,146,512)	(1,405,904)

Total other income (expense)	(667,721)	(854,904)	(1,337,338)	(1,915,733)

NET LOSS	(1,406,987)	(2,006,623)	(2,878,083)	(4,719,134)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,602	8,602	17,204	17,204

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,398,385)	$(1,998,021)	$(2,860,879)	$(4,701,930)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.09)	$(0.05)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	66,901,214	22,780,739	58,960,559	21,419,102

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss attributable to controlling interests	$(2,860,879)	$(4,701,930)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	1,047,116	1,360,071
Non-controlling Interest	(17,204)	(17,204)
Issuance of common stock and warrants for services	–	34,431
Options and warrants issued for services and wages	177,055	590,480
Notes payable issued for expenses	767,969	619,500
Increase (decrease) in prepaid expenses and other current assets	178,196	47,116
Increase (decrease) in accrued interest	98,095	140,024
Increase (decrease) in accounts payable	41,373	458,346
Increase (decrease) in accrued expenses	(25,150)	(74,368)
Increase (decrease) in derivative liability	190,826	509,829

Net cash used in operating activities	(402,603)	(1,033,705)

Cash Flows From Financing Activities:
Proceeds of MedBridge debt	215,000	135,000
Proceeds of convertible debt – other	208,000	246,667
Payment for convertible debt – related party and other	(55,767)	(29,002)
Proceeds of equity line	5,713	–

Net cash provided by financing activities	372,946	352,665

Increase (decrease) in cash	(29,657)	(681,040)
Cash and cash equivalents, beginning of period	33,992	713,892
Cash and cash equivalents, end of period	$4,335	$32,852

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$–	$–
Income Taxes	$–	$–

Non-Cash Transactions
Conversion of convertible debt to common stock	$1,687,706	$1,083,676
Discount on indebtedness	$402,609	$1,269,288
Reclassification of derivative liability to additional paid-in capital	$36,220	$481,384
Issuance of common stock in satisfaction of accounts payable/accruals	$349,294	$125,912

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2015 and 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

VG Life Sciences Inc. (the “Company” or “VGLS”), formerly Viral Genetics, Inc., was incorporated in California on July 11, 1995. The Company is engaged in research and development of therapeutic and diagnostic pharmaceutical and medical products. The Company was acquired by a publically traded Delaware Corporation and became a reporting issuer on October 1, 2001. On November 5, 2001, the publicly traded company changed its name to Viral Genetics, Inc. The Company terminated registration with the SEC on March 24, 2009. On November 26, 2012, the Company’s name was changed to VG Life Sciences Inc. The Company became a reporting issuer again on October 14, 2014. The Company’s fiscal year-end is December 31.

As of June 30, 2015, the Company has the following subsidiaries:

Subsidiary Name	Origination/ Acquisition Date	Ownership Percentage
V-Clip Pharmaceuticals, Inc.	2008	100%
Carcinotek, Inc.	2008	100%
White Label Generics, Inc.	2008	49%
MetaCytolytics, Inc.	2009	100%
VG Energy, Inc.	2010	81.65%

The various subsidiaries were organized or acquired to facilitate the use of the Company’s Targeted Peptide Technology (“TPT”) and Metabolic Disruption Technology, (“MDT”). As of June 30, 2015 all subsidiaries were inactive.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and on the same basis as the audited annual consolidated financial statements. The unaudited interim consolidated balance sheet as of June 30, 2015, unaudited interim consolidated statements of operations for the three and six month periods ended June 30, 2015 and 2014, and the unaudited interim consolidated statements of cash flows for the six month periods ended June 30, 2015 and 2014 include all material adjustments, consisting only of normal recurring adjustments (unless otherwise discussed below), which management considered necessary for a fair presentation of the financial position and operating results for the periods presented. These unaudited financial statements are the representations of management. The results for the three and six month periods ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The audited consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements; however, the notes to the accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015. These accompanying notes are generally limited to the information necessary to update the information included in the aforementioned financial statements for the year ended December 31, 2014.

Accounting Pronouncements

The Company adopted the provisions of FASB Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) (“the Update”) in these financial statements. The Update removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities from US GAAP. In addition, the Update eliminates the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, the amendment is effective for annual reporting periods beginning after December 15, 2014. The requirements of this pronouncement do not have a material effect on the financial statements and we believe they will not going forward.

Going Concern

As of June 30, 2015, the Company had an accumulated deficit of approximately $108.8 million and requires substantial additional funds to continue its research and development, to support its operations and to achieve its business development goals, the attainment of which are not assured. The Company has been able to satisfy certain liabilities with convertible indebtedness and common shares and enter into debt settlement arrangements, facilitated by third party financing, with vendors and creditors for substantial amounts of its various financial obligations. Convertible instruments have also been converted into equity. In March 2013 and in January 2015, the Company also entered into arrangements with related parties under which it has and will continue to receive certain financial and administrative support, services, and executive services through December 31, 2015, and an unsecured revolving line of credit expiring April 15, 2018; and has consummated related party and unrelated convertible debenture and warrant agreements from which it has and will receive cash. However, substantial indebtedness remains and substantial recurring losses from operations and additional liabilities continue to be incurred.

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

The timing and amount of the Company’s capital requirements will depend on a number of factors, including (i) the need for funds to support research and development, (ii) payment requirements to sustain patent and licensing rights, (iii) demand for new products and services, (iv) the availability of opportunities for international expansion through affiliations, (v) maintaining its status as a public company and supporting shareholder and investor relations, (vi) the need to establish and maintain current and new business relationships, and (vii) for other general corporate business purposes.

NOTE 3 – CONVERTIBLE DEBT – OTHER

Effective on March 15, 2015, the Company and KED Consulting Group LLC (“KED”) entered into a Convertible Promissory Note and Warrant Purchase Agreement pursuant to which KED agreed to twelve monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000. Through June 30, 2015, the Company received $159,000 in proceeds. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. The Company also issued on March 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share (2,400,000), exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any payment which is not cured within 10 days of written or electronic notice to KED by the Company, than the Company may cancel the agreement. In that event KED would be entitled to retain that number of warrants associated with payments made prior to the default.  In the period from July 1, 2015 through August 12, 2015, the Company has received an additional $30,000 in proceeds from KED.

On May 14, 2015, the Company entered into and received $50,000 in proceeds of a Convertible Promissory Note and Warrant Purchase Agreement with an unrelated third party investor. This agreement entitles the investor to advance up to maximum of $100,000 through May 13, 2016. In exchange, the Company issued the investor a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of Company common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on August 14, 2016, November 14, 2016, February 14, 2017 and May 13, 2017, including accrued interest. The maturity date of this note is May 13, 2017. The conversion price of the note is $0.05823 per share and is convertible into 858,664 common shares at May 13, 2017. The warrant is exercisable for 200,000 common shares and has an exercise price of $0.45 per share and shall be exercisable from May 14, 2019 until May 13, 2020. In the event that the investor has not elected to convert the entire principal and interest remaining owing on or prior to the maturity date, then the outstanding principal and interest shall automatically be converted into common shares at the conversion price. Should the holder invest the maximum additional proceeds, he would be entitled to receive an additional 400,000 warrants at the defined exercise price of $0.45 per share at that time. The warrant has a cashless exercise feature.

NOTE 4 – CONVERTIBLE DEBT – RELATED PARTIES

Effective March 18, 2013, the Company entered into a Strategic Collaboration Agreement (“SCA”), with MedBridge Development Company, LLC (“MDC”), pursuant to which MDC provided funding and services to the Company to fund continuing research and development and operations and provided administrative assistance, and a line of credit at the discretion of MDC aggregating $550,000 through March 17, 2015. In the six months ended June 30, 2015, MDC advanced $140,000 and provided $50,968 in services to the Company. At June 30, 2015, all proceeds have been received and all services have been rendered pursuant to the SCA. In the six months ended June 30, 2015, an aggregate of $373,468 received under the SCA for cash ($262,500) and services ($110,968) was converted into an aggregate of 3,294,288 common shares of the Company. As a result, all obligations under the SCA have been converted by MDC as of June 30, 2015.

Effective on January 12, 2015, the Company and MedBridge Venture Fund, LLC (“MVF”) entered into a Convertible Promissory Note and Warrant Purchase Agreement pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. On January 12, 2015, the Company also issued warrants to purchase four common shares for each $1 of principal at $0.45 per share (3,450,000), exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. Through June 30, 2015, services valued at $412,500 have been provided for which the Company has issued notes of an equal amount, and MVF converted $187,500 in principal at a defined conversion price of $0.0582 per share and received 3,219,990 shares of common stock. In the period from July 1, 2015, to August 12, 2015, MVF converted $225,000 in principal at a defined conversion price of $0.0582 per share and received 3,863,988 shares of common stock.

On April 13, 2015, the Company entered into an unlimited, unsecured revolving line of credit (“RLOC”) with MDC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5% per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of the Company’s common stock at the election of MDC. For each $1 of principal exchanged by MDC for the Company’s common stock, MDC will receive a number of shares calculated by dividing the exchanged amount by the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date MDC provides notice of the exchange to the Company. Any unpaid principal due at the maturity date will automatically be exchanged for shares of the Company’s common stock using the maturity date as the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, the Company shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit was converted. In the event of a default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at the lesser of 12% per annum or the maximum interest rate allowed by law. Through June 30, 2015 and August 12, 2015, $75,000 and $85,000, respectively, has been funded through the RLOC.

NOTE 5 – EQUITY INCENTIVE PLAN

In the six month periods ended June 30, 2015 and 2014, the Company granted 3,030,000 and 3,030,000, respectively, non-qualified stock options under its 2013 Equity Incentive Plan to management and consultants. The fair value of these options was estimated using the Black-Scholes Option Pricing Model with the following assumptions: risk free annual interest ranging from 1.94% to 2.35% in 2015 and 2.53% to 2.73% in 2014; volatility ranging from 130.81% to 132.09% in 2015 and 127.16% in 2014; expected life of 5 years; and no expected dividends. The aggregate fair value of these options granted for the six months ended June 30, 2015 of $177,055 was included in research and development in the amount of $17,530 and general and administrative expense in the amount of $159,525. The aggregate fair value of these options granted for the six months ended June 30, 2014 of $590,480 was included in research and development in the amount of $55,647 and general and administrative expense in the amount of $534,833.

Effective on January 2, 2015, the Board of Directors voted to amend the Company’s 2013 Equity Incentive Plan to increase the shares reserved that may be issued under the plan to 18 million.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In March 2013, the Company, Dr. M. Karen Newell Rogers, Ph.D., the Company’s Chief Scientist pursuant to her consulting agreement, and Scott & White Healthcare entered into a two year Funding Agreement to reimburse the Company for its sole sponsorship of the Phase I clinical trial research expenses it has or will incur during the term of the agreement, conducted for the benefit of the Company’s licensed MDT and TPT technologies. The agreement can be cancelled by any party to it on 30 days advance notice, but all parties would remain obligated for their performance through the date or any such termination. This research is in part funded through grants and other non-Company funding provided to the lab of Dr. Newell from donated funds received for this purpose by Scott & White Healthcare (a non-profit organization) (“S&W”). Among other obligations under this agreement, the Company must (i) indemnify S&W and Dr. Newell from and against all liabilities, claims, losses and damages they may incur arising from this agreement or any act or omission of the Company related to its sponsorship of the clinical trial and (ii) procure and maintain certain commercial general, professional liability and clinical professional liability insurance in the amount of $10 million for damages that may arise from the agreement or any act or omission by the Company related to the Company’s sponsorship of the clinical trial. Payments by S&W are to total $410,852 plus an additional $63,000 on behalf of Dr. Newell for past expenses of the Company related to the preparation and drafting of the study protocol. In the year ended December 31, 2013, the Company received $403,578 in reimbursements from Scott & White Health Sciences Center at San Antonio (including $63,000 on behalf of Dr. Newell). Through December 31, 2013, $267,927 has been paid to the University of Texas by the Company and the remaining $135,650 is included in accrued expenses. Actual amounts determined upon completion will be recorded at that time. Pursuant to the agreement, the Company has agreed to incur at least $100,000 of expenses associated with the clinical trial during the term of this agreement.

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

The Company is in compliance with these payment terms, except that the payment due January 1, 2015 was not made, nor was the additional $25,000 payment required in consideration of Amendment 1. As a result, the Company received notice of termination dated March 10, 2015, which resulted in termination under the original Agreement on May 9, 2015. S&W has the right under the Agreement to charge daily interest on overdue payments commencing on the 31st day after the payment is due at the lower of either one and a half percent per month or the highest legal interest rate. This right does not terminate upon the termination of the Agreement.

Effective January 1, 2015, on May 21, 2015, the Company reinstated the Amended Patent License Agreement with S&W after its termination. In consideration for the reinstatement of the Amended Patent License Agreement, the Company was required to and did pay $45,000 and submitted the required annual due diligence report in accordance with Section 5.2(b) of the Amended Patent License Agreement by June 15, 2015.

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

NOTE 7 – SUBSEQUENT EVENTS

Effective August 10, 2015, we entered into a consulting agreement with Sanjib Mukherjee for consulting services. As of August 12, 2015, we have not issued any shares in satisfaction of services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2015 and our audited consolidated financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015.

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

We are in compliance with these payment terms, except that the payment due January 1, 2015 was not made, nor was the additional $25,000 payment required in consideration of Amendment 1. As a result, we received notice of termination on March 10, 2015, which resulted in termination under the original Agreement on May 9, 2015. Scott & White has the right under the patent license agreement to charge daily interest on overdue payments commencing on the 31st day after the payment is due at the lower of either one and a half percent per month or the highest legal interest rate. This right does not terminate upon the termination of the patent license agreement.

Effective January 1, 2015, on May 21, 2015, the Company reinstated the Amended Patent License Agreement with S&W after its aforementioned termination. In consideration for the reinstatement of the Amended Patent License Agreement, the Company was required to and did pay $45,000 and submitted the required annual due diligence report in accordance with Section 5.2(b) of the Amended Patent License Agreement by June 15, 2015.

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

Reclassifications and Restatements

Certain amounts from prior periods have been reclassified with respect to the three and six month periods ended June 30, 2014 to conform to the current period’s presentation. These reclassifications have not resulted in any material changes to our accumulated deficit of the net losses presented.

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

Basic and Diluted Net Loss Per Share

We compute loss per share in accordance with generally accepted accounting principles, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. The treasury stock method is used to determine the dilutive effects of stock options and warrants. Dilutive loss per share is equal to the basic loss per share for the three and six months ended June 30, 2015 and 2014 because common stock equivalents would have been anti-dilutive.

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

Compensated Absences

We have not accrued a liability in accordance with ASC 710, as the amount of the liability cannot be reasonably estimated at June 30, 2015 and 2014.

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

Comparison of Three and Six Months Ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30,
	2015			2014
EXPENSES:	Total	Non- Cash	All other	Total	Non- Cash	All other
Research and development	$322,438	$17,530	$304,908	$635,983	$55,647	$580,336
Management salaries and fees	620,968	–	620,968	566,250	–	566,250
Legal and professional	317,573	–	317,573	897,674	131,031	766,643
Consulting fees	14,238	–	14,238	37,629	4,500	33,129
General and administrative	265,528	153,561	111,967	665,865	534,833	131,032
Total operating expenses	$1,540,745	$171,091	$1,369,654	$2,803,401	$726,011	$2,077,390

Derivative expense	$190,826	$190,826	$–	$509,829	$509,829	$–
Interest expense	$1,146,512	$1,146,512	$–	$1,405,904	$1,405,904	$–
Net loss – common shareholders	$2,860,879	$1,491,227	$1,369,652	$4,701,930	$2,624,540	$2,077,390

	Three Months Ended June 30,
	2015			2014
EXPENSES:	Total	Non- Cash	All other	Total	Non- Cash	All other
Research and development	$162,790	$8,466	$154,324	$224,377	$21,043	$203,334
Management salaries and fees	298,126	–	298,126	283,125	–	283,125
Legal and professional	143,327	–	143,327	347,114	50,356	296,758
Consulting fees	7,963	–	7,963	858	4,500	(3,642)
General and administrative	127,060	71,078	55,982	296,245	234,208	62,037
Total operating expenses	$739,266	$79,544	$659,722	$1,151,719	$310,107	$841,612

Derivative expense	$235,958	$235,958	$–	$300,812	$300,812	$–
Interest expense	$431,763	$431,763	$–	$554,092	$554,092	$–
Net loss –common shareholders	$1,398,385	$747,265	$651,120	$1,998,021	$1,156,408	$841,612

Revenue

We have not generated any revenue from product sales or royalties from product sales to date. We do not expect to earn revenues until we have received FDA approval to market our products, if that occurs.

Research and Development Expenses

Research and development expenses decreased by 49.3%, or $313,545, to $322,438 in the six month period ended June 30, 2015 as compared to $635,983 in the same period in 2014. Of this, we incurred $304,908 in cash expenditures in the six month period ended June 30, 2015 as compared to $580,336 in the same period in 2014 with respect to new testing and research, which was primarily conducted in 2014. This included testing being conducted for us by ITR Canada, under which payments began in the fourth quarter of 2013. Other expenditures consisted principally of compensation to additional labs conducting testing in 2015, with consultants and advisors assisting in development of our licensed science. Included were reimbursement of certain expenses incurred related to the development of our licensed patents by the University of Texas, including fees for Dr. Newell’s services pursuant to a funding agreement with Dr. Newell, Scott & White, a non-profit organization, and us. Non-cash expenses decreased by $38,117 to $17,530 in the six month period ended June 30, 2015 as compared to $55,647 in the same period in 2014. The principal reason for the decrease was the reduced fair valuation of the options granted in 2015 as compared to 2014, with options for an equal number of shares granted in both periods.

General and Administrative Expenses

General and administrative expenses decreased by 60.1%, or $400,337, to $265,528 in the six month period ended June 30, 2015 from $665,865 in the same period in 2014. Cash expenditures decreased by $19,066 to $111,966 in the six month period ended June 30, 2015 as compared to $131,032 in the same period in 2014. The decrease is primarily related to a decrease in corporate travel and entertainment and various miscellaneous expenses. Non-cash expenses, the fair value of stock option grants, decreased by $381,272 to $153,561 in the six month period ended June 30, 2015 as compared to $534,833 in the same period in 2014. The principal reason for the decrease was the reduced fair valuation of the options granted in 2015 as compared to 2014, with options for an equal number of shares granted in both periods.

Interest Expense and Interest Income

Interest expense, all noncash charges, decreased by 18.5%, or $259,392, to $1,146,512 in the six month period ended June 30, 2015 from $1,405,904 in the same period in 2014. Interest includes accretion of debt discount of $1,047,116 in the six month period ended June 30, 2015, compared to $1,360,071 in the same periods in 2014. This represents a decrease of $312,955, associated with the beneficial conversion features and fair value of warrants granted in connection with financing transactions principally in the form of convertible debenture and warrants in 2015 and 2014. A decrease in interest expense of $43,034 to $107,793 in 2015 as compared to $150,828 in 2014 accounted for the remainder of the decrease. These amounts decreased as a result of various debt conversions exceeding new interest bearing indebtedness in the periods.

Derivative Expenses

Derivative expense incurred of $190,826 in the six month period ended June 30, 2015 decreased by $319,003 as compared to $509,829 in the same period in 2014. Derivative expense, a non-cash charge, consists principally of the fair valuation of instruments with variable conversion features and the period to period changes in these amounts. These 2015 and 2014 amounts were principally attributable to amended and restated convertible promissory notes, modifications with DMBM, convertible notes payable to certain officers and consultants and with respect to other transactions related to satisfactions of liabilities in shares.

Management Salaries and Fees

Management salaries, including fees, increased by 9.66%, or $54,718, to $620,968 in the six month period ended June 30, 2015 as compared to $566,250 in the same period in 2014. This increase was largely in connection with the increase in fees for services provided by MedBridge Development Company, principally due to an increase in headcount, and in executive services funded by the MedBridge Venture Fund financing.

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

Legal and Professional Fees

Legal and professional fees decreased by 64.6%, or $580,101, to $317,573 in the six month period ended June 30, 2015 as compared to $897,674 in the same period in 2014. This was principally due to higher legal, accounting and auditor fees incurred in 2014 related to our becoming a public reporting company, and a reduction in counsel fees incurred in registering patents and licenses of our licensed sciences. Legal and professional had no non-cash expenses in 2015 as compared to $131,032 in the six months ended June 30, 2014 for the fair value of common stock issued for certain accounting services and legal fees.

Consulting Fees

Consulting fees decreased by 62.2% to $14,238 in the six month period ended June 30, 2015 from $37,629 in the comparable period of 2014, or a decrease of $23,391, principally due to decreases for services related to investor relations and other expenses.

Net Loss

Our net loss attributable to common shareholders for the six month period ended June 30, 2015 was $2,860,879 as compared to $4,701,930 for the comparable period of 2014. Operating expenses decreased by 45%, or $1,262,656, to $1,540,745 in the six month period ended June 30, 2015 period as compared to $2,803,401 for the comparable period of 2014. Aggregate non-cash operating expenses incurred in the six month period ended June 30, 2015 were $171,091 as compared to $726,011 in the comparable period of 2014, representing a decrease of $76.4%. Fluctuations of individual line items comprising operating expenses are discussed above. Other non-cash expenses comprised of Derivative expense and Interest expense incurred in the six month period ended June 30, 2015 aggregating $1,337,813 decreased by 30.2% or $577,920 from $1,915,733 in the same period in 2014.

Liquidity and Capital Resources

We reported a net loss attributable to common shareholders of $2,860,879 for the six months ended June 30, 2015. At June 30, 2015, our accumulated deficit amounted to $108,829,696. In the future, we plan to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we can provide no assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of June 30, 2015, we had cash and cash equivalents of $4,335. Those funds have since been utilized. Since our inception, substantially all of our operations have been financed through sales of equity securities and various loans. The following are financing transactions pursuant to which we have received proceeds in the six months ended June 30, 2015, or pursuant to which we may be contractually entitled to receive additional proceeds. In the period from July 1, 2015 through August 12, 2015, the Company received an additional $30,000 in proceeds from KED, and the Company received an additional $10,000 from MDC pursuant to the revolving line of credit as described in our unaudited financial statements and below included elsewhere herein.

DMBM, Inc.

On July 1, 2013, we entered into a release and settlement agreement with DMBM, Inc. modifying the conversion price of convertible debentures aggregating $135,000 issued for services through December 31, 2014 to JTL Enterprises Corp. and acquired by DMBM. Through January 2014, $135,000 in debentures issued to JTL were acquired by DMBM. Through December 31, 2014, DMBM has made $121,500 in payments and is delinquent in its payment obligation for the remaining balance. JTL has the right to demand that we make payments pursuant to the terms of the original notes. We have not received such demand. The release and settlement agreement provides that in order to retire the debt we issue shares of common stock at the lower of $0.05 per share or at a discount of 30% from the average of the closing price for the 14 trading days prior to the date of conversion of the JTL notes acquired by DMBM. On September 11, 2014, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted $68,000 of the outstanding principal balance and received 1,360,000 common shares at $0.05 per share. On April 15, 2015, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted an additional $52,750 of the outstanding principal balance and received 1,055,000 common shares at $0.05 per share. At June 30, 2015, the balance due to DMBM in accordance with the release and settlement agreement is $14,250.

KED Consulting Group

Effective on March 15, 2015, we entered into a convertible promissory note and warrant purchase agreement with KED pursuant to which KED agreed to 12 monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000 in exchange for a convertible promissory note and warrants. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 which was $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into shares of common stock at the conversion price. We also issued to KED a warrant to purchase four shares of common stock for each $1 of principal at $0.45 per share, or a total of 2,400,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any monthly payment which is not cured within 10 days of written or electronic notice to KED by us, than we may cancel the agreement. In that event KED would be entitled to retain notes and that number of warrants associated with payments made prior to the default. Through August 12, 2015, we have received $189,000 of the $600,000 from KED.

Hock Tiam Tay

On May 14, 2015, the Company entered into and received $50,000 in proceeds of a Convertible Promissory Note and Warrant Purchase Agreement with an unrelated third party investor. This agreement entitles the investor to advance up to maximum of $100,000 through May 13, 2016. In exchange, the Company issued the investor a convertible promissory note with a principal amount of $50,000 and a warrant to purchase 200,000 shares of Company common stock. The note has an annual interest rate of 8% and is convertible at the option of the holder in four equal tranches on August 14, 2016, November 14, 2016, February 14, 2017 and May 13, 2017, including accrued interest. The maturity date of this note is May 13, 2017. The conversion price of the note is $0.05823 per share and is convertible into 858,664 common shares at May 13, 2017. The warrant is exercisable for 200,000 common shares and has an exercise price of $0.45 per share and shall be exercisable from May 14, 2019 until May 13, 2020. In the event that this party has not elected to convert the entire principal and interest remaining owing on or prior to the maturity date, then the outstanding principal and interest shall automatically be converted into common shares at the conversion price. Should the holder invest the maximum additional proceeds, he would be entitled to receive an additional 400,000 warrants at the defined exercise price at that time. The warrant has a cashless exercise feature.

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

Related Party Financings for the period following June 30, 2015

MedBridge Development Company, LLC

Effective March 18, 2013, we entered into a strategic collaboration agreement, or SCA, with MedBridge Development Company, LLC, or MDC, pursuant to which MDC has provided to us funding and services to fund continuing research and development and operations and providing administrative assistance, and a line of credit at the discretion of MDC aggregating $550,000 through March 31, 2015. Services valued at $20,000 per month, subject to adjustment, are to be provided during the term of the SCA. In 2014 and 2013, MDC advanced $235,000 and $175,000, respectively, and provided $240,000 and $189,032 in services, respectively. In the six months ended June 30, 2015, MDC advanced $140,000 and provided $50,968 in services under the SCA. In the six months ended June 30, 2015, MDC converted cash payments of $262,500 and services of $110,968 into an aggregate of 3,294,288 shares of our common stock. As a result, all obligations to MDC under the SCA have been converted by MDC as of June 30, 2015 resulting in complete satisfaction of this obligation.

On April 13, 2015, we entered into an unlimited, unsecured revolving line of credit, or RLOC, with MedBridge Development Company, LLC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5% per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of our common stock at the election of MDC. For each $1 of principal exchanged by MDC for our common stock, MDC will receive a number of shares calculated by dividing the exchanged amount by the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date MDC provides notice of the exchange to us. Any unpaid principal due at the maturity date will automatically be exchanged for shares of our common stock using the maturity date as of the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, we shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted.  Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law. Through August 12, 2015, $85,000 has been funded through the RLOC. MDC is owned 42.66% by the Tynan Family Trust, of which our Chief Executive Officer and director, John Tynan is the trustee; 42.66% by our Chief Financial Officer and director, David Odell; 7.5% by EDK, LLC, which is managed by Edward Koke; 7.31% by West Beach Investments, LLC, which is managed by Steven Schott; and 2.5% by Ruth Loomer, an individual. Mr. Tynan and Mr. Odell have voting and dispositive control over the shares held by MDC.

MedBridge Venture Fund, LLC

Effective on July 13, 2013, we entered into a convertible promissory note and warrant purchase agreement with MedBridge Venture Fund, LLC, or MVF, pursuant to which MVF agreed to purchase a minimum of $250,000 and a maximum of $2,500,000 in convertible notes for cash advances of $1,765,000 and services valued at $735,000, and warrants to purchase up to 10,000,000 shares of common stock if all consideration is received. The note issued pursuant to the agreement bears interest at 8% per annum and matures September 15, 2015, and to the extent not converted prior to maturity, the outstanding amount of the note and accrued interest will automatically be converted into common stock at a defined conversion price. However, in the event that we are in default at maturity, the balance due under the note would be payable in cash. Through June 30, 2015, we have received $2,235,000 consisting of cash proceeds of $1,500,000 and management services valued at $735,000. The services to be provided by MVF include a management team with a President and CEO, Chief Operating Officer, Controller, grant application coordinator, finance administrative assistant and public relations resources. Through June 30, 2015, MVF converted $1,913,143 in principal of $1,706,250 and interest of $206,893 at a defined conversion price of $0.0588 per share and received 32,536,446 shares of common stock. If not earlier converted at MVF’s option, common shares will be issuable on conversion of these notes in total in four equal tranches of 25% each on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015. The warrants to purchase our shares of common stock are exercisable at $0.45 per share, but not before 48 months and not after 60 months after the date of issuance. The warrants include a cashless exercise feature. At June 30, 2015, $265,000 in cash proceeds are available to be funded under this arrangement at the discretion of MVF. MVF is co-managed by Wild Harp Holdings, LLC, which is 100% owned by our Chief Executive Officer and director, John Tynan, and DW Odell Company, LLC, which is 100% owned by our Chief Financial Officer and director, David Odell.

Effective on January 12, 2015, we entered into a convertible promissory note and warrant purchase agreement with MVF pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 of $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. We also issued on January 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share, or a total of 3,450,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. Through June 30, 2015, services valued at $412,500 have been provided, and MVF converted $187,500 in principal at a defined conversion price of $0.0582 per share and received 3,219,990 shares of common stock. In the period from July 1, 2015, to August 12, 2015, MVF converted $225,000 in principal at a defined conversion price of $0.0582 per share and received 3,863,988 shares of common stock.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended June 30, 2015.

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

Except as discussed below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K, as filed with the SEC on April 15, 2015.

We may not have sufficient authorized shares of common stock to meet our future needs to raise capital and pay for services.

We currently have 150,000,000 authorized shares of common stock available to issue. As of August 6, 2015, we had 81,519,859 shares of common stock outstanding.  Additionally, we have committed to issue additional shares of our common stock upon the exercise of warrants and options, the conversion of debt and to pay for services.

We have traditionally paid for many services with shares and intend to continue to do so in the future to preserve our cash reserves for our research. Under our strategic collaboration agreement with MedBridge Development Company, LLC and a convertible promissory note and warrant purchase agreement with MedBridge Venture Fund, LLC, we receive services and management services funding our operations and research for which we issue shares of common stock in return. To increase the number of authorized shares we will have to implement an increase in the number of our authorized shares of common stock by seeking approval from our Board of Directors and our stockholders and file an amendment with the Secretary of State of Delaware.  If we do not increase our authorized shares timely, we may not have sufficient shares to satisfy our obligations, raise capital or pay for services, any of which could cause an adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since April 1, 2015, we have issued the securities indicated below.

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

Second Quarter 2015

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

Issuances of Unregistered Shares of Common Stock

Effective January 13, 2009, we entered into a consulting agreement with Leslie Benet for advisory services. On July 10, 2015, we issued 2,500 shares to Leslie Benet for services rendered from April 1, 2015 to June 30, 2015.

On December 15, 2011, we entered into a consulting agreement with Dr. Brett Mitchell pursuant to which he provided us research and medical consulting services in exchange for $7,500 per each three month term. On July 10, 2015, we issued 117,925 shares of common stock valued at $0.0649 per share to Dr. Mitchell for services rendered from April 1, 2015 to June 30, 2015.

On August 29, 2012, we issued a convertible debenture to Anthony Freda, Jr. in the amount of $10,000 based on funds advanced to us by Anthony Freda Jr. on September 6, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $10,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 40,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share. On May 6, 2015, we issued 45,557 shares valued at $0.0588 per share in consideration for $2,500 of principal and $178.74 of interest on the note.

On July 1, 2013, we entered into a consulting agreement with Richard Tobin for research and development services. On July 10, 2015, we issued 61,859 shares valued at $0.0727 per share in satisfaction of $1,500 worth of services accrued each month from April 1, 2015 to June 30, 2015.

On July 1, 2013, we entered into a release and settlement agreement with DMBM, Inc. modifying the conversion price of convertible debentures aggregating $135,000 issued for services through December 31, 2014, to JTL Enterprises Corp. and acquired by DMBM. Through January 2014, $135,000 in debentures issued to JTL were acquired by DMBM. Through December 31, 2014 DMBM has made $121,500 in payments and is delinquent in its payment obligation for the remaining balance. JTL has the right to demand that we make payments pursuant to the terms of the original notes. We have not received such demand. The release and settlement agreement provides that in order to retire the debt we issue shares of common stock at the lower of $0.05 per share or at a discount of 30% from the average of the closing price for the 14 trading days prior to the date of conversion of the JTL notes acquired by DMBM. On September 11, 2014, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted $68,000 of the outstanding principal balance and received 1,360,000 common shares at $0.05 per share. On April 15, 2015, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted an additional $52,750 of the outstanding principal balance and received 1,055,000 common shares at $0.05 per share. At June 30, 2015, the balance due to DMBM in accordance with the release and settlement agreement is $14,250.

On January 1, 2013, we entered into a consulting agreement with BlueWater Advisory Group for public relation services. On February 26, 2014, we issued 8,333 shares valued at $0.18001 per share to BlueWater Advisory Group. On March 6, 2014, we issued 18,367 shares valued at $0.16334 per share to BlueWater Advisory Group. On April 16, 2014, we issued 37,218 shares valued at $0.1209 per share to BlueWater Advisory Group. On May 5, 2014, we issued 74,436 shares valued at $0.06045 per share to BlueWater Advisory Group for consulting services in partial satisfaction of the debt. On July 1, 2014, we issued 46,154 shares valued at $0.0650 per share to BlueWater Advisory Group for consulting services in partial satisfaction of the debt. On August 8, 2014, we issued 60,000 shares valued at $0.0500 per share and 85,714 shares valued at $0.0350 per share to BlueWater Advisory Group in partial satisfaction of the debt. On August 10, 2015, we issued 125,000 shares valued at $0.0360 per share to BlueWater Advisory Group for consulting services for the satisfaction of the remaining debt.

On July 13, 2013, MedBridge Venture Fund, LLC, or MVF, agreed to provide up to $2,500,000 in cash advances and services to us. MVF may convert the cash advanced to us of $1,500,000 and the cost of services earned to into shares of common stock at any time, subject to lock-up provisions. MVF also received one warrant to purchase four shares of common stock at $0.45 per share with an exercise date beginning 48 months after the date of the agreement and terminating 60 months after the date of the agreement. On December 20, 2013, MVF converted $120,000 in services owed into 2,040,816 shares of common stock. On December 15, 2014, we issued 4,360,116 shares valued at $0.0588 for $256,375 worth of cash advances received. On December 16, 2014, we issued 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered. On December 18, 2014, we issued 1,592,264 shares valued at $0.0588 for $93,625 worth of cash advances received. On January 28, 2015 we issued 425,170 shares valued at $0.0588 for $25,000 worth of cash advances received. On March 16, 2015, we issued 6,377,551 shares valued at $0.0588 for $375,000 worth of cash advances received, 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered, and 3,011,525 shares valued at $0.0588 for $177,077.67 of accrued interest on the note. On June 15, 2015, we issued 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered, 6,377,551 shares valued at $0.0588 for $375,000 worth of cash advances received, and 507,058 shares valued at $0.0588 for $29,815 of accrued interest on the note.

Effective on January 12, 2015, we entered into a convertible promissory note and warrant purchase agreement with MVF pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 of $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. We also issued on January 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share, or a total of 3,450,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. Through June 30, 2015, services valued at $412,500 have been provided, and MVF converted $187,500 in principal at a defined conversion price of $0.0582 per share and received 3,219,990 shares of common stock. In the period from July 1, 2015, to August 12, 2015, MVF converted $225,000 in principal at a defined conversion price of $0.0582 per share and received 3,863,988 shares of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the quarter ended June 30, 2015.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Subsequent Events

Effective August 10, 2015, we entered into a consulting agreement with Sanjib Mukherjee for consulting services. As of August 12, 2015, we have not issued any shares in satisfaction of services rendered.

Item 6.	Exhibits

Exhibit No	Description
2.1	Agreement and Plan of Merger dated June 30, 2004, including the Agreement of Merger attached as Exhibit B (included as exhibits 2.1 and 2.2 to the 8-K filed by Viral Genetics, Inc. September 28, 2004, and incorporated herein by reference).
3.1	Certificate of Incorporation, filed June 8, 1998 (included as exhibit 3.1 to the Form 10-SB filed by Viral Genetics, Inc. on July 29, 1999, and incorporated herein by reference).
3.2	Certificate of Amendment, filed April 22, 1999 (included as exhibit 3.2 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.3	Certificate of Amendment, effective November 20, 2001 (included as exhibit 3.2 to the 10-KSB field by Viral Genetics, Inc. on April 24, 2002, and incorporated herein by reference).
3.4	Certificate of Amendment, effective November 17, 2004 (included as exhibit 3.3 to the Form 10-KSB filed by Viral Genetics, Inc. on April 5, 2005, and incorporated herein by reference).
3.5	Certificate of Designation of Series A Preferred Stock, filed May 12, 2009 (included as exhibit 3.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment, filed May 13, 2009 (included as exhibit 3.8 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.7	Certificate of Amendment, filed January 3, 2011 (included as exhibit 3.5 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.8	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed August 22, 2012 (included as exhibit 3.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.9	Certificate of Amendment, filed October 22, 2012 (filed as Exhibit 3.9 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.10	Certificate of Amendment, filed November 13, 2012 (included as exhibit 3.10 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.11	Certificate of Amendment, filed March 18, 2014 (included as exhibit 3.11 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.12	Certificate of Amendment, effective July 15, 2014 (filed as Exhibit 3.12 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.13	Certificate of Restatement and Integration of Articles of Incorporation, dated September 4, 2014 (filed as Exhibit 3.13 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.14	Amended and Restated Certificate of Designation of Series A Preferred Stock, dated September 4, 2014 (filed as Exhibit 3.14 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.15	Bylaws (included as exhibit 3.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
4.1	Warrant issued to MedBridge Venture Fund, LLC, dated January 15, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
4.2	Warrant issued November 14, 2014 to Wild Harp Holdings, LLC (included as exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.3	Warrant issued November 14, 2014 to DW Odell Company, LLC (included as exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.4	Warrant issued March 15, 2015 to KED Consulting Group LLC (included as exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.5	Warrant issued March 1, 2014 to Mr. Anthony Freda Jr. (included as exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.6	Warrant issued March 1, 2014 to Mr. Robert Siegel (included as exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.7	Warrant issued August 22, 2014 to Mr. Hock Tiam Tay (included as exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.8	Warrant issued November 5, 2014 to Wonderland Capital Corp. (included as exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.9*	Warrant issued May 14, 2015 to Mr. Hock Tiam Tay.
10.1	Consulting Services Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated July 1, 2006 (included as exhibit 10.128 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.2	Consulting Agreement between Viral Genetics, Inc. and Anthony Freda, Jr., dated September 14, 2007 (included as exhibit 10.1 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.3	Exclusive License Agreement by and between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (subsequently amended and restated) (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.4	Subscription Agreement between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (included as exhibit 10.4 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.5	Memorandum of Understanding dated November 30, 2007 by and among Viral Genetics, Inc., V-Clip Pharmaceuticals, Inc. and University License Equity Holdings, Inc. (included as exhibit 10.5 to the 8-K filed by Viral Genetics, Inc. on December 20th, 2007, and incorporated herein by reference).
10.6	Debt Restructuring Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).

10.7	Security Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics Inc. on July 8th, 2008, and incorporated herein by reference).
10.8	Purchase Agreement between Viral Genetics, Inc. and Michael Capizzano, dated July 1, 2008 (included as exhibit 10.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.9	Subsidiary Guarantee dated March 5, 2008 (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.10	Business Marketing Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., aka Performance Profiler Quarterly, effective October 1, 2008 (included as exhibit 10.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.11	Agreement and Plan of Merger by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.12	Consent and Understanding by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.13	Extension and Amendment to Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective July 1, 2009 (included as exhibit 10.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.14	Exclusive License Agreement with the University of Colorado, dated August 25, 2009 (included as exhibit 10.13 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.15	Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated October 1, 2009 (included as exhibit 10.14 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.16	Exclusive License Agreement with the University of Colorado, dated November 30, 2009 (included as exhibit 10.15 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.17	Business Services Agreement between Viral Genetics, Inc. and John Michael Johnson, dated January 8, 2010 (included as exhibit 10.16 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.18	Extension Agreement between Viral Genetics, Inc. and Eric S. Rosenberg, dated February 3, 2010 and effective June 30, 2008 (included as exhibit 10.17 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.19	Consulting Services Extension Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated February 3, 2010 (included as exhibit 10.129 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.20	Promissory Note between Viral Genetics, Inc. and Wonderland Capital Corp., dated March 10, 2010 (included as exhibit 10.18 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.21	Lease Agreement between Viral Genetics, Inc. and Texas Life-Sciences Collaboration Center, commencing May 1, 2010 and expiring April 30, 2013 (included as exhibit 10.19 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.22	Subscription Agreement Between Viral Genetics, Inc. and Myron and Sandi Rosenaur, dated June 21, 2010 (included as exhibit 10.20 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.23	Subscription Agreement between Viral Genetics, Inc. and Myron and Sandi Rosenaur, dated June 28, 2010 (included as exhibit 10.21 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.24	Unsecured Convertible Note between Viral Genetics, Inc. and DMBM, dated July 1, 2010 (included as exhibit 10.22 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.25	Agreement to issue securities for services - SheehanBoyce, LLC, dated August 1, 2010 (included as exhibit 10.23 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.26	Agreement to issue securities for services - Patton Capital Corp., dated August 5, 2010 (included as exhibit 10.24 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.27	Subscription Agreement and Warrant Agreement between VG Life Sciences Inc. and Rodney Williams, dated August 17, 2010 (included as exhibit 10.25 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.28	Letter Agreement between Viral Genetics, Inc. and T. Joseph Natale, dated September 21, 2010 (included as exhibit 10.26 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.29	Letter Agreement between Viral Genetics, Inc. and David Odell, dated September 21, 2010 (included as exhibit 10.27 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.30	Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010 (included as exhibit 10.28 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.31	Agreement and Amendment to Convertible Debenture Issued by VG Life Sciences Inc. and held by DMBM Inc., dated February 2013 and effective October 19, 2010 (included as exhibit 10.29 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.32	Securities Purchase Agreement between the Viral Genetics, Inc., VG Energy, Inc., and John D. Lefebvre, dated October 20, 2010 (included as exhibit 10.30 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.33	Assignment between Viral Genetics, Inc. and MetaCytoLytics, Inc., dated October 28, 2010 (included as exhibit 10.31 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.34	Assignment between Viral Genetics, Inc. and VG Energy, Inc., dated October 28, 2010 (included as exhibit 10.32 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.35	Release and Settlement between Viral Genetics, Inc. and Michael Capizzano, dated December 8, 2010 (included as exhibit 10.33 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.36	Amendment to the Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010, effective December 28 2012 (included as exhibit 10.34 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.37	Consulting Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.35 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.38	Consulting Agreement between Viral Genetics, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.39	Consulting Agreement between Viral Genetics, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.40	Consulting Agreement between Viral Genetics, Inc. and Evan Newell, effective January 1, 2011 (included as exhibit 10.38 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.41	Consulting Agreement between Viral Genetics, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.39 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.42	Employment Agreement between Viral Genetics, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.40 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.43	Extension Agreement between Viral Genetics, Inc. and Leslie Z. Benet, effective January 1, 2011 (included as exhibit 10.41 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.44	Consulting Agreement between VG Energy, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.42 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.45	Consulting Agreement between VG Energy, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.43 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.46	Consulting Agreement between VG Energy, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.44 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.47	Consulting Agreement between VG Energy, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.45 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.48	Employment Agreement between VG Energy, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.46 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.49	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., effective January 1, 2011 (included as exhibit 10.47 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.50	Addendum to Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated January 1, 2011 (included as exhibit 10.48 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.51	Consulting Services agreement between Viral Genetics, Inc. and Martin E. Weisberg, dated January 26, 2011 (included as exhibit 10.49 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.52	Securities Purchase Agreement between the Company, Michael Binnion, and VG Energy, Inc., dated January 27, 2011 (included as exhibit 10.50 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.53	Purchase and Sale Agreement between Viral Genetics, Inc. and John Tynan, dated January 28, 2011 (included as exhibit 10.51 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.54	Purchase and Sale Agreement between Viral Genetics, Inc. and David Odell, dated January 31, 2011 (included as exhibit 10.52 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.55	Services Agreement between Viral Genetics, Inc. and Combustion Studios Inc., dated effective February 10, 2011 (included as exhibit 10.53 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.56	Release and Settlement Agreement between Viral Genetics, Inc. and University of Vermont - DMBM, Inc., dated March 1, 2011 (included as exhibit 10.54 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.57	Note Purchase agreement between Viral Genetics, Inc. and DMBM, Inc., dated March 10, 2011 (included as exhibit 10.55 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.58	Letter Agreement between Viral Genetics, Inc., DMBM, Inc., and Wonderland Capital Corp, dated May 25, 2011 (included as exhibit 10.56 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.59	Release and Settlement Agreement dated April 1, 2011 (University of Colorado) - DMBM, Inc. and Viral Genetics, Inc. (included as exhibit 10.57 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.60	Amending Agreement to agreement to issue securities for services - Patton Capital Corp., dated June 1, 2011 (included as exhibit 10.58 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.61	Amendment to Note Purchase Agreement between Viral Genetics, Inc. and DMBM Inc., dated October 6, 2011 (included as exhibit 10.59 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.62	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated October 25, 2011 (included as exhibit 10.60 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.63	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated November 3, 2011 (included as exhibit 10.61 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.64	Investment Advisory Services Agreement between Viral Genetics, Inc. and Research 2.0 Inc., dated December 12, 2011 (included as exhibit 10.62 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.65	Extension and Confirmation Agreement between Viral Genetics, Inc. and Richard Gerstner, dated December 15, 2011 (included as exhibit 10.63 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.66	Agreement to issue securities for services - Brett Mitchell, dated December 15, 2011 (included as exhibit 10.64 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.67	Extension and Confirmation Agreement between Viral Genetics, Inc. and Marshall C. Phelps, dated December 15, 2011 (included as exhibit 10.65 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.68	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc. dated January 1, 2011 (included as exhibit 10.66 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.69	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated January 27, 2012 (included as exhibit 10.67 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.70	Extension and Conversion Agreement between Viral Genetics, Inc. and Martin Eric Weisberg, dated January 30, 2012 (included as exhibit 10.68 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.71	Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.69 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.72	Clarification of extension of agreement to issue securities for services - Anthony Freda, dated February 6, 2012 (included as exhibit 10.70 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.73	Exclusive License Agreement with Texas A&M, dated February 14, 2012 (included as exhibit 10.71 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.74	Extension of agreement to issue securities for services - C. Everett Koop, dated February 22, 2012 (included as exhibit 10.72 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.75	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated February 28, 2012 (included as exhibit 10.74 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.76	Subscription Agreement between Viral Genetics, Inc. and Mr. Robert Siegel, dated March 1, 2012 (included as exhibit 10.75 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.77	Transfer Agreement between Wonderland Capital Corp and DMBM, Inc., dated March 25, 2012 (included as exhibit 10.77 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.78	Promissory Note between Viral Genetics, Inc. and DMBM, Inc. dated March 25, 2011 (included as exhibit 10.78 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.79	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated March 30, 2012 (included as exhibit 10.79 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)

10.80	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated April 1, 2012 (included as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.81	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated April 27, 2012 (included as exhibit 10.82 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.82	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated May 24, 2012 (included as exhibit 10.83 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.83	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated June 30, 2012 (included as exhibit 10.84 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.84	Convertible Debenture between Viral Genetics, Inc. and Robert Siegel, dated July 31, 2012 (included as exhibit 10.85 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.85	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated July 31, 2012 (included as exhibit 10.86 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.86	Convertible Debenture between the Viral Genetics, Inc. and Robert Siegel, dated August 11, 2012 (included as exhibit 10.87 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.87	Subscription Agreement between Viral Genetics, Inc. and Best Investments Trust, dated August 12, 2012 (included as exhibit 10.88 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.88	Convertible Debenture between Viral Genetics, Inc. and Ken Kopf, dated August 14, 2012 (included as exhibit 10.89 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.89	Manufacturing Agreement between VG Energy, Inc. and Eno Research & Consulting Services, LLC, dated September 5, 2012 (included as exhibit 10.91 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.90	Convertible Debenture between Viral Genetics, Inc. and Rod Williams, dated September 7, 2012 (included as exhibit 10.92 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference
10.91	Convertible Debenture between Viral Genetics, Inc. and David Odell, dated September 12, 2012 (included as exhibit 10.93 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.92	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated September 30, 2012 (included as exhibit 10.94 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.93	Convertible Debenture between Viral Genetics, Inc. and Morales Investment Trust, dated October 1, 2012 (included as exhibit 10.95 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.94	Convertible Debenture between Viral Genetics, Inc. and Sandra Valentine, dated October 2, 2012 (included as exhibit 10.96 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.95	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated October 31, 2012 (included as exhibit 10.97 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.96	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated November 30, 2012 (included as exhibit 10.98 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.97	Letter Agreement between VG Life Sciences Inc. and DMBM, Inc., dated December 2, 2012 (included as exhibit 10.99 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.98	Amended Convertible Debenture between VG Life Sciences Inc. and DMBM, Inc., dated December 13, 2012 (included as exhibit 10.100 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.99	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated December 23, 2012 (included as exhibit 10.101 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.100	Amendment between VG Life Sciences Inc. and Timothy and Thomas LLC, effective December 28, 2012 (included as exhibit 100.102 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.101	Addendum to the Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated December 31, 2012 (included as exhibit 10.103 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.102	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2012 (included as Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).

10.103	Amended Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., effective January 1, 2013 (included as exhibit 10.104 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.104	Consulting Agreement, dated January 1, 2013, by and between VG Life Sciences Inc. and Bluewater Advisory Group (included as exhibit 10.105 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.105	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $3,535.00 (included as exhibit 10.106 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.106	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $20,300.00 (included as exhibit 10.107 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.107	Debenture Purchase Agreement between Timothy & Thomas, LLC and DMBM, Inc. dated February 15, 2013 (included as exhibit 10.108 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.108	Memorandum of Understanding between VG Life Sciences Inc. and MedBridge Development, LLC, dated March 18, 2013 (included as exhibit 10.109 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.109	Strategic Collaboration Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated March 18, 2013 (included as exhibit 10.110 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.110	Consulting Services Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated April 16, 2013 (included as exhibit 10.111 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.111	Strategic Alliance Agreement between VG Life Sciences Inc., VG Energy, Inc. and DAK Renewable Research related to the production of corn and subsequent oil studies, dated May 13, 2013 (included as exhibit 10.112 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.112	Convertible Debenture between VG Life Sciences Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.113 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.113	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated June 30, 2013 (included as Exhibit 10.113 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.114	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated July 13, 2013 (included as exhibit 10.114 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.115	Consulting Services Contacts between VG Life Sciences Inc. and Chrysalis Pharma Partners, LLC, dated July 17, 2013 (included as exhibit 10.127 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.116	Release and Settlement between VG Life Sciences Inc. and DMBM, Inc., dated as of July 1, 2013 (included as Exhibit 10.116 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.117	Exclusive license agreement with Scott & White Healthcare, dated July 18, 2013 (included as exhibit 10.115 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.118	Consulting Agreement between VG Life Sciences Inc. and Richard Tobin, dated August 1, 2013 (included as exhibit 10.128 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.119	Securities issued upon conversion of debt - Rodney Williams, dated August 25, 2013 (included as exhibit 10.116 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.120	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DMBM, Inc., dated September 15, 2013 (included as exhibit 10.117 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.121	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.118 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.122	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.119 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.123	Restatement and Amendment of Unsecured Note with Best Investment Trust, dated October 1, 2013 (included as exhibit 10.120 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.124	Five year 5% convertible note in the amount of $63,675.55, convertible in the amount of the VWAP for the 20 days preceding the date of conversion with Mary Sinanyan, dated October 1, 2013 (included as exhibit 10.121 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.125	Consulting Services Agreement between VG Life Sciences Inc. and Gary Musso, PhD, dated October 7, 2013 (included as exhibit 10.131 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.126	Consulting Services Agreement between VG Life Sciences Inc. and Catherine Strader, PhD, dated October 29, 2013 (included as exhibit 10.130 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.127	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 1, 2013 (included as Exhibit 10.127 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.128	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2013 (included as Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.129	2013 Equity Incentive Plan for VG Life Sciences Inc., adopted December 20, 2013, approved by stockholders December 30, 2013 (included as exhibit 10.122 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.130	Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated January 1, 2014 (included as exhibit 10.132 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.131	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated as of January 24, 2014 (included as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.132	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated January 31, 2014 (included as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.133	Tg IT, Inc. d/b/a Anchor Point IT Solutions Memorandum of Understanding, dated February 1, 2014 (included as exhibit 10.123 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.134	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 1, 2014 (included as exhibit 10.124 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.135	Convertible Promissory Note between VG Life Sciences Inc. and KED Consulting Group, LLC, dated March 1, 2014 (included as exhibit 10.125 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.136	Investment Agreement with Dutchess Opportunity Fund II L.P. dated March 28, 2014 (included as exhibit 10.126 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.137	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 (included as exhibit 10.129 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.138	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 (included as exhibit 10.130 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.139	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.131 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).

10.140	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.132 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.141	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated August 27, 2014 (included as exhibit 10.133 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.142	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated September 4, 2014 (included as exhibit 10.134 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.143	Notice of Conversion between VG Life Sciences Inc. and DMBM Inc., dated September 11, 2014, for conversion under the Note Purchase Agreements dated August 1, 2013, December 1, 2013, and January 31, 2014 (included as Exhibit 10.143 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.144	Convertible Promissory Note issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.135 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.145	Warrant issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.136 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.146	Convertible Promissory Note issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.137 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.147	Warrant issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.138 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference)
10.148	Convertible Promissory Note issued October 27, 2014 to DW Odell Company, LLC (included as Exhibit 10.148 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.149	Warrant issued October 27, 2014 to DW Odell Company, LLC (included as Exhibit 10.149 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.150	Convertible Promissory Note issued October 27, 2014 to Wild Harp Holdings, LLC (included as Exhibit 10.150 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.151	Warrant issued October 27, 2014 to Wild Harp Holdings, LLC (included as Exhibit 10.151 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.152	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated May 9, 2014 (included as Exhibit 10.152 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on January 20, 2015 and incorporated herein by reference).
10.153	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated January 15, 2015 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
10.154	Convertible Promissory Note issued January 15, 2015 to MedBridge Venture Fund, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
10.155	Amendment to the Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated February 5, 2015 (included as Exhibit 10.155 to the Company’s Registration Statement on Form S-1 filed on February 6, 2015 and incorporated herein by reference).
10.156	Convertible Promissory Note issued November 14, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.156 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.157	Convertible Promissory Note issued November 14, 2014 to DW Odell Company, LLC (included as exhibit 10.157 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.158	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 15, 2015 (included as exhibit 10.158 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.159	Convertible Promissory Note issued March 15, 2015 to KED Consulting Group LLC (included as exhibit 10.159 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.160	Subscription Agreement between Viral Genetics Inc. and Anthony Freda, dated February 29, 2011 (included as exhibit 10.160 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.161	Consulting Services Agreement between VG Life Sciences Inc. and RJL Computer Consulting, dated February 20, 2013 (included as exhibit 10.161 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).

10.162	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated February 28, 2013 (included as exhibit 10.162 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.163	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated March 20, 2013 (included as exhibit 10.163 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.164	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Anthony Freda, dated March 1, 2014 (included as exhibit 10.164 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.165	Convertible Promissory Note issued March 1, 2014 to Mr. Anthony Freda (included as exhibit 10.165 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.166	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Robert Siegel, dated March 1, 2014 (included as exhibit 10.166 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.167	Convertible Promissory Note issued March 1, 2014 to Mr. Robert Siegel (included as exhibit 10.167 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.168	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated April 18, 2013 (included as exhibit 10.168 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.169	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Hock Tiam Tay, dated August 22, 2014 (included as exhibit 10.169 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.170	Convertible Promissory Note issued August 22, 2014 to Mr. Hock Tiam Tay (included as exhibit 10.170 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.171	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Wonderland Capital Corp., dated November 5, 2014 (included as exhibit 10.171 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.172	Convertible Debenture between VG Life Sciences Inc. and Wonderland Capital Corp., dated November 5, 2014 (included as exhibit 10.172 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.173	Unsecured Revolving Credit Note by and between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated April 13, 2015 (included as exhibit 10.173 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.174	Amendment No. 1 to the Exclusive License Agreement between Scott & White Healthcare and VG Life Sciences, Inc., dated September 9, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference).
10.175	Consulting Services Agreement between VG Life Sciences Inc. and Daniel Zia, dated January 1, 2015 (included as exhibit 10.175 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015, and incorporated herein by reference).
10.176	Memorandum of Understanding between VG Life Sciences Inc. and Tg IT, Inc. (dba Anchor Point IT-Solutions) dated April 16, 2015 (included as exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015, and incorporated herein by reference).
10.177	Reinstatement of the Amended Patent License Agreement between Scott & White Healthcare and VG Life Sciences, dated May 21, 2015 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2015, and incorporated herein by reference).
10.178*	Consulting Agreement, dated August 10, 2015, between VG Life Sciences Inc. and Sanjib Mukherjee.
10.179*	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Hock Tiam Tay, dated May 14, 2015.
10.180*	Convertible Promissory Note issued May 14, 2015 to Mr. Hock Tiam Tay.
14.1	Code of Ethics (included as exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema Document
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VG LIFE SCIENCES INC.
Date: August 19, 2015	By:	/s/ John Tynan
John Tynan Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2015	By:	/s/ David Odell
David Odell
Chief Financial Officer
(Principal Financial Officer, and
Principal Accounting Officer)

