Form 10-Q
period 2015-09-30
VG Life Sciences Inc.
filed 2015-11-19
CIK 1091326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 17, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 107,883,156.

VG LIFE SCIENCES INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

VG LIFE SCIENCES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$22,919	$33,992
Prepaid expenses and other current assets	17,407	212,274
Total Current Assets	40,326	246,266

PROPERTY AND EQUIPMENT, NET	–	–

OTHER ASSETS
Intangible assets	1,076,836	1,076,836
Total Other Assets	1,076,836	1,076,836

TOTAL ASSETS	$1,117,162	$1,323,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$836,975	$710,349
Accrued expenses	134,879	224,413
Accrued interest	165,208	309,954
Insurance finance agreement	–	65,062
Convertible debt - related parties	2,146,679	2,449,850
Convertible debt - other	1,237,882	1,411,353
Derivative liabilities	940,040	658,141

Total Current Liabilities	5,461,663	5,829,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value; 9,715,443 and 9,715,443 issued and outstanding, respectively	972	972
Common stock, 150,000,000 shares authorized, $0.0001 par value; 101,500,124 and 46,222,574 issued and outstanding, respectively	10,150	4,622
Additional paid-in capital	104,848,703	100,792,690
Non-controlling interests	638,707	664,513
Deficit	(109,843,033)	(105,968,817)
Total Stockholders’ Deficit	(4,344,501)	(4,506,020)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,117,162	$1,323,102

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES	$–	$–	$–	$–

EXPENSES
Research and development	140,151	339,881	462,589	975,864
Management salaries	298,125	214,376	919,093	780,625
Legal and professional	85,546	179,878	403,119	1,077,551
Consulting fees	1,912	–	16,150	37,629
General and administrative	118,712	64,637	384,240	730,502

Total expenses	644,446	798,772	2,185,191	3,602,171

LOSS FROM OPERATIONS	(644,446)	(798,772)	(2,185,191)	(3,602,171)

OTHER INCOME (EXPENSE)
Derivative benefit (expense)	(127,293)	414,895	(318,119)	(94,935)
Interest expense	(250,200)	(687,800)	(1,396,712)	(2,093,704)

Total other income (expense)	(377,493)	(272,905)	(1,714,831)	(2,188,639)

NET LOSS	(1,021,939)	(1,071,677)	(3,900,022)	(5,790,810)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,602	8,602	25,806	25,806

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,013,337)	$(1,063,075)	$(3,874,216)	$(5,765,004)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.06)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	85,450,744	28,935,882	67,722,141	23,986,056

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss attributable to controlling interests	$(3,874,216)	$(5,765,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	1,252,563	1,878,116
Non-controlling Interest	(25,806)	(25,806)
Issuance of common stock and warrants for services	–	54,756
Options and warrants issued for services and wages	239,807	597,269
Issuance of convertible notes for services	1,139,593	1,001,565
Increase (decrease) in prepaid expenses and other current assets	195,868	68,873
Increase (decrease) in accrued interest	142,488	195,102
Increase (decrease) in accounts payable	156,763	461,144
Increase (decrease) in accrued expenses	3,897	(62,997)
Increase (decrease) in derivative liability	318,119	94,935

Net cash used in operating activities	(450,924)	(1,502,047)

Cash Flows From Financing Activities:
Proceeds of MedBridge debt	236,200	222,500
Proceeds of convertible debt – related party and other	273,000	653,333
Payment of convertible debt – related party and other	(75,062)	(33,836)
Proceeds of equity line	5,713	–

Net cash provided by financing activities	439,851	841,997

Increase (decrease) in cash	(11,073)	(660,050)
Cash and cash equivalents, beginning of period	33,992	713,892
Cash and cash equivalents, end of period	$22,919	$53,842

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$–	$–
Income Taxes	$–	$–

Non-Cash Transactions
Issuance of common stock and warrants for convertible notes and interest	$3,008,703	$1,478,476
Discount on indebtedness	$441,183	$1,807,205
Reclassification of derivative liability to additional paid-in capital	$36,220	$984,455
Issuance of common stock in satisfaction of accounts payable/accruals	$445,453	$166,963

See accompanying notes to unaudited interim consolidated financial statements.

VG LIFE SCIENCES INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

As of September 30, 2015, the Company has the following subsidiaries:

Subsidiary Name	Origination/ Acquisition Date	Ownership Percentage
V-Clip Pharmaceuticals, Inc.	2008	100%
Carcinotek, Inc.	2008	100%
White Label Generics, Inc.	2008	49%
MetaCytolytics, Inc.	2009	100%
VG Energy, Inc.	2010	81.65%

The various subsidiaries were organized or acquired to facilitate the use of the Company’s Targeted Peptide Technology (“TPT”) and Metabolic Disruption Technology, (“MDT”). As of September 30, 2015 all subsidiaries were inactive.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and on the same basis as the audited annual consolidated financial statements. The unaudited interim consolidated balance sheet as of September 30, 2015, unaudited interim consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014, and the unaudited interim consolidated statements of cash flows for the nine month periods ended September 30, 2015 and 2014 include all material adjustments, consisting only of normal recurring adjustments (unless otherwise discussed below), which management considered necessary for a fair presentation of the financial position and operating results for the periods presented. These unaudited financial statements are the representations of management. The results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The audited consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements; however, the notes to the accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015. These accompanying notes are generally limited to the information necessary to update the information included in the aforementioned financial statements for the year ended December 31, 2014.

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

Going Concern

As of September 30, 2015, the Company had an accumulated deficit of approximately $109.8 million and requires substantial additional funds to continue its research and development, to support its operations and to achieve its business development goals, the attainment of which are not assured. The Company has been able to satisfy certain liabilities with convertible indebtedness and common shares and enter into debt settlement arrangements, facilitated by third party financing, with vendors and creditors for substantial amounts of its various financial obligations. Convertible instruments have also been converted into equity. In March 2013 and in January 2015, the Company also entered into arrangements with related parties under which it has and will continue to receive certain financial and administrative support, services, and executive services through December 31, 2015, and an unsecured revolving line of credit expiring April 15, 2018; and has consummated related party and unrelated convertible debenture and warrant agreements from which it has and will receive cash. However, substantial indebtedness remains and substantial recurring losses from operations and additional liabilities continue to be incurred.

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

NOTE 3 – CONVERTIBLE DEBT – OTHER

Effective on March 15, 2015, the Company and KED Consulting Group LLC (“KED”) entered into a Convertible Promissory Note and Warrant Purchase Agreement pursuant to which KED agreed to twelve monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. The Company also issued on March 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share (2,400,000), exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any payment which is not cured within 10 days of written or electronic notice to KED by the Company, than the Company may cancel the agreement. In that event, KED would be entitled to retain that number of warrants associated with payments made prior to the default. The Company has not issued such a default notice. Through March 15, 2015 to November 5, 2015, the Company has received $224,000 from KED. On September 23, 2015, the Company received a notice of conversion for $137,247.31 of principal and it and its designees received 2,366,333 shares of common stock.

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

NOTE 4 – CONVERTIBLE DEBT – RELATED PARTIES

Effective March 18, 2013, the Company entered into a Strategic Collaboration Agreement (“SCA”), with MedBridge Development Company, LLC (“MDC”), pursuant to which MDC provided funding and services to the Company to fund continuing research and development and operations and provided administrative assistance, and a line of credit at the discretion of MDC aggregating $550,000 through March 17, 2015. In the nine months ended September 30, 2015, MDC advanced $140,000 and provided $50,968 in services to the Company. At September 30, 2015, all proceeds have been received and all services have been rendered pursuant to the SCA. In the nine months ended September 30, 2015, an aggregate of $373,468 received under the SCA for cash ($262,500) and services ($110,968) was converted into an aggregate of 3,294,288 common shares of the Company. As a result, all obligations under the SCA have been converted by MDC as of September 30, 2015.

Effective on January 12, 2015, the Company and MedBridge Venture Fund, LLC (“MVF”) entered into a Convertible Promissory Note and Warrant Purchase Agreement pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The Company intends to negotiate a new agreement upon termination of the current agreement. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of the Company’s common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. On January 12, 2015, the Company also issued warrants to purchase four common shares for each $1 of principal at $0.45 per share (3,450,000), exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. Through September 30, 2015, services valued at $637,500 have been provided, of which $225,000 remains unconverted. In the period from January 1, 2015, to September 30, 2015, MVF converted $412,500 in principal at a defined conversion price of $0.0582 per share and received 7,083,988 shares of common stock.

On April 13, 2015, the Company entered into an unlimited, unsecured revolving line of credit (“RLOC”) with MDC with a maturity date of April 15, 2018, which, when funded, shall accrue interest at a rate of 5% per annum, and which permits all or any portion of the then outstanding principal to be exchanged for shares of the Company’s common stock at the election of MDC. For each $1 of principal exchanged by MDC for the Company’s common stock, MDC will receive a number of shares calculated by dividing the exchanged amount by the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date MDC provides notice of the exchange to the Company. Any unpaid principal due at the maturity date will automatically be exchanged for shares of the Company’s common stock using the maturity date as the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, the Company shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit was converted. In the event of a default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at the lesser of 12% per annum or the maximum interest rate allowed by law. Through September 30, 2015 and November 5, 2015, $96,200 and $121,200 respectively, has been funded through the RLOC. Through November 5, 2015, $10,000 has been repaid.

NOTE 5 – EQUITY INCENTIVE PLAN

In the nine month periods ended September 30, 2015 and 2014, the Company granted 4,495,000 and 4,545,000, respectively, non-qualified stock options under its 2013 Equity Incentive Plan to management and consultants. The fair value of these options was estimated using the Black-Scholes Option Pricing Model with the following assumptions: risk free annual interest ranging from 1.94% to 2.35% in 2015 and 2.53% to 2.73% in 2014; volatility ranging from 130.81% to 133.89% in 2015 and 127.02% to 127.16% in 2014; expected life of 5 years; and no expected dividends. The aggregate fair value of these options granted for the nine months ended September 30, 2015 was $239,807, of which $22,884 was included in research and development and $216,923 was included in general and administrative. The aggregate fair value of these options granted for the nine months ended September 30, 2014 was $597,269, of which $59,136 was included in research and development and $538,133 was included in general and administrative.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the unaudited consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2015 and our audited consolidated financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015.

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

Reclassifications and Restatements

Certain amounts from prior periods have been reclassified with respect to the three and nine month periods ended September 30, 2014 to conform to the current period’s presentation. These reclassifications have not resulted in any material changes to our accumulated deficit of the net losses presented.

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

Basic and Diluted Net Loss Per Share

We compute loss per share in accordance with generally accepted accounting principles, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. The treasury stock method is used to determine the dilutive effects of stock options and warrants. Dilutive loss per share is equal to the basic loss per share for the three and nine months ended September 30, 2015 and 2014 because common stock equivalents would have been anti-dilutive.

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

Compensated Absences

We have not accrued a liability in accordance with ASC 710, as the amount of the liability cannot be reasonably estimated at September 30, 2015 and 2014.

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

Comparison of Three and Nine Months Ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30,
	2015			2014
EXPENSES:	Total	Non- Cash	All other	Total	Non- Cash	All other
Research and development	$462,589	$22,884	$439,705	$975,864	$82,199	$893,665
Management salaries and fees	919,093	–	919,093	780,625	–	780,625
Legal and professional	403,119	–	403,119	1,077,553	142,946	934,607
Consulting fees	16,150	–	16,150	37,629	4,500	33,129
General and administrative	384,240	216,923	167,317	730,502	538,393	192,109
Total operating expenses	$2,185,191	$239,807	$1,945,384	$3,602,173	$768,038	$2,834,135

Derivative expense	$318,119	$318,119	$–	$94,935	$94,935	$–
Interest expense	$1,396,712	$1,396,712	$–	$2,093,704	$2,093,704	$–
Net loss – common shareholders	$3,874,216	$1,928,832	$1,945,384	$5,765,006	$2,930,871	$2,834,135

	Three Months Ended September 30,
	2015			2014
EXPENSES:	Total	Non- Cash	All other	Total	Non- Cash	All other
Research and development	$140,151	$5,354	$134,797	$339,881	$26,552	$313,329
Management salaries and fees	298,125	–	298,125	214,375	–	214,375
Legal and professional	85,546	–	85,546	179,878	11,913	167,965
Consulting fees	1,912	–	1,912	–	–	–
General and administrative	118,712	63,362	55,350	64,637	3,560	61,077
Total operating expenses	$644,446	$68,716	$575,730	$798,771	$42,025	$756,746

Derivative expense (benefit)	$127,293	$127,293	$–	$(414,895)	$(414,895)	$–
Interest expense	$250,200	$250,200	$–	$687,800	$687,800	$–
Net loss – common shareholders	$1,013,337	$437,607	$575,730	$1,063,075	$306,328	$756,747

Revenue

We have not generated any revenue from product sales or royalties from product sales to date. We do not expect to earn revenues until we have received FDA approval to market our products, if that occurs.

Research and Development Expenses

Research and development expenses decreased by 52.6%, or $513,275, to $462,589 in the nine month period ended September 30, 2015 as compared to $975,864 in the same period in 2014. Of this, we incurred $439,705 in cash expenditures in the nine month period ended September 30, 2015 as compared to $893,665 in the same period in 2014 with respect to new testing and research, which was primarily conducted in 2014. This included testing being conducted for us by ITR Canada, under which payments began in the fourth quarter of 2013. Other expenditures consisted principally of compensation to additional labs conducting testing in 2015, with consultants and advisors assisting in development of our licensed science. Included were reimbursement of certain expenses incurred related to the development of our licensed patents by the University of Texas, including fees for Dr. Newell’s services pursuant to a funding agreement with Dr. Newell, Scott & White, a non-profit organization, and us. Non-cash expenses decreased by $59,315 to $22,884 in the nine month period ended September 30, 2015 as compared to $82,199 in the same period in 2014. The principal reason for the decrease was the reduced fair valuation of the options granted in 2015 as compared to 2014, with options for an equal number of shares granted in both periods, and the phasing out in 2015 of certain consulting arrangements with 2014 stock issuances.

General and Administrative Expenses

General and administrative expenses decreased by 47.4%, or $346,262, to $384,240 in the nine month period ended September 30, 2015 from $730,502 in the same period in 2014. Cash expenditures decreased by $24,792 to $167,317 in the nine month period ended September 30, 2015 as compared to $192,109 in the same period in 2014. The decrease is primarily related to a decrease in corporate travel and entertainment and various miscellaneous expenses. Non-cash expenses, the fair value of stock option grants, decreased by $321,470 to $216,923 in the nine month period ended September 30, 2015 as compared to $538,393 in the same period in 2014. The principal reason for the decrease was the reduced fair valuation of the options granted in 2015 as compared to 2014, with total options in all categories of 4,495,000 shares in 2015 as compared to options of 4,454,000 shares in 2014.

Interest Expense and Interest Income

Interest expense, all noncash charges, decreased by 33.3%, or $696,992, to $1,396,712 in the nine month period ended September 30, 2015 from $2,093,704 in the same period in 2014. Interest includes accretion of debt discount of $1,232,267 in the nine month period ended September 30, 2015, compared to $1,856,300 in the same periods in 2014. This represents a decrease of $624,033, associated with the beneficial conversion features and fair value of warrants granted in connection with financing transactions principally in the form of convertible debenture and warrants in 2015 and 2014. A decrease in interest expense of $72,957 to $164,446 in 2015 as compared to $237,403 in 2014 accounted for the remainder of the decrease. These amounts decreased as a result of various debt conversions exceeding new interest bearing indebtedness in 2015 as compared to 2014.

Derivative Expenses

Derivative expense incurred of $318,119 in the nine month period ended September 30, 2015 increased by $223,184 as compared to $94,935 in the same period in 2014. Derivative expense, a non-cash charge, consists principally of the fair valuation of instruments with variable conversion features and the period to period changes in these amounts. These 2015 and 2014 amounts were principally attributable to convertible notes payable to certain officers and consultants, amended and restated convertible promissory notes, and with respect to other transactions related to satisfactions of liabilities in shares.

Management Salaries and Fees

Management salaries, including fees, increased by 17.7%, or $138,468, to $919,093 in the nine month period ended September 30, 2015 as compared to $780,625 in the same period in 2014. This increase was largely in connection with the increase in fees for services provided by MedBridge Development Company, principally due to an increase in headcount, and in executive services funded by the MedBridge Venture Fund financing.

Certain employee salaries and consulting fees, principally included in management salaries and research and development, are not paid in cash as incurred under the respective agreements, but are evidenced by unsecured, convertible, non-interest bearing notes due December 31, 2015. The holder may convert any amount of these notes prior to maturity at a 20% discount from the 20 day volume weighted average price, or VWAP, on the conversion date. All notes that remain unconverted and outstanding on maturity will automatically convert into common shares at a 20% discount from the 20 day VWAP upon maturity.

Legal and Professional Fees

Legal and professional fees decreased by 62.6%, or $674,434, to $403,119 in the nine month period ended September 30, 2015 as compared to $1,077,553 in the same period in 2014. This was principally due to higher legal, accounting and auditor fees incurred in 2014 related to our becoming a public reporting company, and a reduction in counsel fees incurred in registering patents and licenses of our licensed sciences. Legal and professional had no non-cash expenses in 2015 as compared to $142,946 in the nine months ended September 30, 2014 for the fair value of common stock issued for certain accounting services and legal fees.

Consulting Fees

Consulting fees decreased by 57% or $21,479, to $16,150 in the nine month period ended September 30, 2015 as compared to $37,629 in the same period in 2014. This was principally due to decreases for services related to investor relations and other expenses.

Net Loss

Our net loss attributable to common shareholders for the nine month period ended September 30, 2015 was $3,874,216 as compared to $5,765,006 for the comparable period of 2014. Operating expenses decreased by 39.3%, or $1,416,980, to $2,185,191 in the nine month period ended September 30, 2015, as compared to $3,602,171 for the comparable period of 2014. Aggregate non-cash operating expenses incurred in the nine month period ended September 30, 2015 were $239,807 as compared to $768,036 in the comparable period of 2014, representing a decrease of $528,229, or 68.7%. Fluctuations of individual line items comprising operating expenses are discussed above. Other non-cash expenses comprised of derivative expense and interest expense incurred in the nine month period ended September 30, 2015, aggregating $1,714,831 decreased by 21.6% or $473,808 from $2,188,639 in the same period in 2014.

Liquidity and Capital Resources

We reported a net loss attributable to common shareholders of $3,874,216 for the nine months ended September 30, 2015. At September 30, 2015, our accumulated deficit amounted to $109,843,033. In the future, we plan to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we can provide no assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of September 30, 2015, we had cash and cash equivalents of $22,919. Those funds have since been utilized. Since our inception, substantially all of our operations have been financed through sales of equity securities and various loans. The following are financing transactions pursuant to which we have received proceeds in the nine months ended September 30, 2015, or pursuant to which we may be contractually entitled to receive additional proceeds. In the period from October 1, 2015 through November 5, 2015, we received an additional $0 in proceeds from KED, and we received an additional $25,000 from MDC pursuant to the revolving line of credit as described in our unaudited financial statements and below included elsewhere herein and below.

DMBM, Inc.

On July 1, 2013, we entered into a release and settlement agreement with DMBM, Inc. modifying the conversion price of convertible debentures aggregating $135,000 issued for services through December 31, 2014 to JTL Enterprises Corp. and acquired by DMBM. Through January 2014, $135,000 in debentures issued to JTL were acquired by DMBM. Through December 31, 2014, DMBM has made $121,500 in payments and is delinquent in its payment obligation for the remaining balance. JTL has the right to demand that we make payments pursuant to the terms of the original notes. We have not received such demand. The release and settlement agreement provides that in order to retire the debt we issue shares of common stock at the lower of $0.05 per share or at a discount of 30% from the average of the closing price for the 14 trading days prior to the date of conversion of the JTL notes acquired by DMBM. On September 11, 2014, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted $68,000 of the outstanding principal balance and received 1,360,000 common shares at $0.05 per share. On April 15, 2015, DMBM submitted a notice of conversion to us pertaining to the above mentioned note purchase agreements and converted an additional $52,750 of the outstanding principal balance and received 1,055,000 common shares at $0.05 per share. At September 30, 2015, the balance due to DMBM in accordance with the release and settlement agreement was $14,250, conditioned upon DMBM’s satisfaction of the JTL obligation.

KED Consulting Group

Effective on March 15, 2015, we entered into a convertible promissory note and warrant purchase agreement with KED pursuant to which KED agreed to 12 monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000 in exchange for a convertible promissory note and warrants. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 which was $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into shares of common stock at the conversion price. We also issued to KED a warrant to purchase four shares of common stock for each $1 of principal at $0.45 per share, or a total of 2,400,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any monthly payment which is not cured within 10 days of written or electronic notice to KED by us, than we may cancel the agreement. In that event KED would be entitled to retain notes and that number of warrants associated with payments made prior to the default. Through November 5, 2015, we have received $224,000 from KED. On September 23, 2015, the Company received a notice of conversion for $137,247.31 of principal and KED and its designees received 2,366,333 shares of common stock.

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

Related Party Financings for the period following September 30, 2015

MedBridge Development Company, LLC

Effective March 18, 2013, we entered into a strategic collaboration agreement, or SCA, with MedBridge Development Company, LLC, or MDC, pursuant to which MDC has provided to us funding and services to fund continuing research and development and operations and providing administrative assistance, and a line of credit at the discretion of MDC aggregating $550,000 through March 31, 2015. Services valued at $20,000 per month, subject to adjustment, are to be provided during the term of the SCA. In 2014 and 2013, MDC advanced $235,000 and $175,000, respectively, and provided $240,000 and $189,032 in services, respectively. In the nine months ended September 30, 2015, MDC advanced $140,000 and provided $50,968 in services under the SCA. In the nine months ended September 30, 2015, MDC converted cash payments of $262,500 and services of $110,968 into an aggregate of 3,294,288 shares of our common stock. As a result, all obligations to MDC under the SCA have been converted by MDC as of September 30, 2015 resulting in complete satisfaction of this obligation.

On April 13, 2015, we entered into an unlimited, unsecured revolving line of credit, or RLOC, with MedBridge Development Company, LLC with a maturity date of April 15, 2018. When funded, the RLOC shall accrue interest at a rate of 5% per annum, the terms of which permit all or any portion of the then outstanding principal to be exchanged for shares of our common stock at the election of MDC. For each $1 of principal exchanged by MDC for our common stock, MDC will receive a number of shares calculated by dividing the exchanged amount by the volume-weighted average closing price of our common stock for the 20 trading days immediately prior to the date MDC provides notice of the exchange to us. Any unpaid principal due at the maturity date will automatically be exchanged for shares of our common stock using the maturity date as of the date of notice. For each share of stock issued for conversion of debt owed under the line of credit, we shall issue MDC a warrant to purchase a share of common stock for 100% of the price at which the debt under the revolving line of credit were converted.  Upon default, MDC is entitled to receive interest on the outstanding principal balance and any other advances and charges advanced by MDC at a per annum rate of the lesser of 12% per annum or the maximum interest rate allowed by law. Through September 30, 2015, $96,200 has been funded through the RLOC, and $10,000 has been repaid. As of November 5, 2015, $121,200 has been funded through the RLOC. MDC is owned 42.66% by the Tynan Family Trust, of which our Chief Executive Officer and director, John Tynan is the trustee; 42.66% by our Chief Financial Officer and director, David Odell. Mr. Tynan and Mr. Odell have voting and dispositive control over the shares held by MDC.

MedBridge Venture Fund, LLC

Effective on July 13, 2013, we entered into a convertible promissory note and warrant purchase agreement with MedBridge Venture Fund, LLC, or MVF, pursuant to which MVF agreed to purchase a minimum of $250,000 and a maximum of $2,500,000 in convertible notes for cash advances of $1,765,000 and services valued at $735,000, and warrants to purchase up to 10,000,000 shares of common stock if all consideration is received. The note issued pursuant to the agreement bears interest at 8% per annum and matured September 15, 2015, and to the extent not converted prior to maturity, the outstanding amount of the note and accrued interest will automatically be converted into common stock at a defined conversion price. However, in the event that we are in default at maturity, the balance due under the note would be payable in cash. Through September 30, 2015, we have received $2,235,000 consisting of cash proceeds of $1,500,000 and management services valued at $735,000. The services to be provided by MVF include a management team with a President and CEO, Chief Operating Officer, Controller, grant application coordinator, finance administrative assistant and public relations resources. Through September 30, 2015, MVF converted $2,469,898.50 in principal of $2,235,000 and interest of $234,898.50 at a defined conversion price of $0.0588 per share and received 42,005,076 shares of common stock. If not earlier converted at MVF’s option, common shares will be issuable on conversion of these notes in total in four equal tranches of 25% each on the following dates: December 15, 2014, March 15, 2015, June 15, 2015 and September 15, 2015. The warrants to purchase our shares of common stock are exercisable at $0.45 per share, but not before 48 months and not after 60 months after the date of issuance. The warrants include a cashless exercise feature. At September 30, 2015, there are no funds available to be funded under this arrangement. MVF is co-managed by Wild Harp Holdings, LLC, which is 100% owned by our Chief Executive Officer and director, John Tynan, and DW Odell Company, LLC, which is 100% owned by our Chief Financial Officer and director, David Odell.

Effective on January 12, 2015, we entered into a convertible promissory note and warrant purchase agreement with MVF pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. We intend to negotiate a new contract upon completion of the current agreement. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 of $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. We also issued on January 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share, or a total of 3,450,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. Through September 30, 2015, services valued at $637,500 have been provided, of which $225,000 remain unconverted. In the period from October 1, 2015, to November 5, 2015, MVF converted $225,000 in principal at a defined conversion price of $0.0582 per share and received 3,863,988 shares of common stock. Services in the amount of $225,000 remain to be rendered as of September 30, 2015 for the period October 1, 2015 to December 31, 2015.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended September 30, 2015.

Changes in Internal Controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

We currently have 150,000,000 authorized shares of common stock available to issue. As of October 31, 2015, we had 92,262,471 shares of common stock outstanding.  Additionally, we have committed to issue additional shares of our common stock upon the exercise of warrants and options, the conversion of debt and to pay for services.

We have traditionally paid for many services with shares and intend to continue to do so in the future to preserve our cash reserves for our research. Under our strategic collaboration agreement with MedBridge Development Company, LLC (now expired) and a convertible promissory note and warrant purchase agreement with MedBridge Venture Fund, LLC, we receive services and management services funding our operations and research for which we issue shares of common stock in return. To increase the number of authorized shares we will have to implement an increase in the number of our authorized shares of common stock by seeking approval from our Board of Directors and our stockholders and file an amendment with the Secretary of State of Delaware.  If we do not increase our authorized shares timely, we may not have sufficient shares to satisfy our obligations, raise capital or pay for services, any of which could cause an adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since July 1, 2015, we have issued the securities indicated below.

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

Stock Options issued pursuant to 2013 Equity Incentive Plan adopted in fourth quarter 2013

Third Quarter 2015

The following individuals were awarded an aggregate of 1,465,000 nonstatutory stock options in the quarter ended September 30, 2015 in the amount indicated pursuant to the above referenced plan. All options were granted at an exercise price of $0.0491 per share, were fully vested on the date of grant, and are exercisable for a period of ten years. Any shares issued on exercise within the first year would be restricted for one year from the date of option grant.

Arthur Keledjian	100,000	David Odell	350,000
Jill Deering	110,000	Caleb Rhoads	80,000
Haig Keledjian	350,000	Eric Rosenberg	10,000
Karen Newell Rogers	115,000	John Tynan	350,000

Issuances of Unregistered Shares of Common Stock

Effective January 13, 2009, we entered into a consulting agreement with Leslie Benet for advisory services. On July 10, 2015, we issued 2,500 shares valued at $0.0491 per share to Leslie Benet for services rendered from April 1, 2015 to June 30, 2015. On October 19, 2015, we issued 2,500 shares valued at $0.0649 per share to Leslie Benet for services rendered from July 1, 2015 to September 30, 2015.

Effective January 1, 2011, we entered into a consulting agreement with Evan Newell pursuant to which he provides us research consulting services in exchange for $2,000 per month. Earned but unpaid fees are automatically accrued under an unsecured revolving credit note. Effective October 2, 2015, in consideration of $83,333.31 principal on the note, we issued 2,238,062 shares valued at $0.0395 per share to Odin Ventures, LLC, who purchased the shares per a stock purchase agreement dated October 13, 2015.

On December 15, 2011, we entered into a consulting agreement with Dr. Brett Mitchell pursuant to which he provides us research and medical consulting services in exchange for $7,500 per each three month term. On July 10, 2015, we issued 117,925 shares valued at $0.0636 per share to Dr. Brett Mitchell for services rendered from April 1, 2015 to June 30, 2015. On October 19, 2015, we issued 151,770 shares valued at $0.0494 per share to Dr. Brett Mitchell for services rendered from July 1, 2015 to September 30, 2015.

On July 31, 2012, we issued a convertible debenture to Robert Siegel in the amount of $75,000 based on funds advanced to us by Siegel between August 3, 2012 and August 20, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $75,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 300,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share. On October 15, 2015, we issued 1,435,091 shares of common stock valued at $0.0588 per share in consideration of $75,000 principal and $9,383.33 interest on the note.

On August 14, 2012, we issued a convertible debenture to Ken Kopf in the amount of $30,000 based on funds advanced to us by Kopf between July 30, 2012 and August 15, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $30,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 120,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share. On October 15, 2015, we issued 574,036 shares of common stock valued at $0.0588 per share in consideration of $30,000 principal and $3,753.33 interest on the note.

On August 29, 2012, we issued a convertible debenture to Anthony Freda, Jr. in the amount of $10,000 based on funds advanced to us by Anthony Freda Jr. on September 6, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $10,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 40,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share. On October 15, 2015, we issued 88,267 shares of common stock valued at $0.0588 per share in consideration of $5,000 principal and $192.11 interest on the note.

On October 1, 2012, we issued a convertible debenture to Morales Investment Trust in the amount of $50,000 based on funds advanced to us by Morales on October 1, 2012. As of March 1, 2014, that note was terminated and replaced by a new convertible promissory note for $50,000 and warrant purchase agreement. Per this new agreement we issued a warrant for 200,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share. On October 15, 2015, we issued 956,727 shares of common stock valued at $0.0588 per share in consideration of $50,000 principal and $6,255.56 interest on the note.

On January 1, 2013, we entered into a consulting agreement with BlueWater Advisory Group for public relation services. On July 24, 2015, we issued 125,000 shares valued at $0.0360 per share to BlueWater Advisory Group.

On July 1, 2013, we entered into a consulting agreement with Richard Tobin for research and development services. On July 10, 2015, we issued 61,859 shares valued at $0.0727 per share in satisfaction of $1,500 accrued each month from July 1, 2015, to August 7, 2015. On October 19, 2015, we issued 33,414 shares valued at $0.0550 per share in satisfaction of $1,500 accrued each month from July 1, 2015, to August 7, 2015, the final date the consulting agreement was in effect.

On July 13, 2013, MedBridge Venture Fund, LLC, or MVF, agreed to provide up to $2,500,000 in cash advances and services to us. MVF may convert the cash advanced to us of $1,500,000 and the cost of services earned to into shares of common stock at any time, subject to lock-up provisions. MVF also received one warrant to purchase four shares of common stock at $0.45 per share with an exercise date beginning 48 months after the date of the agreement and terminating 60 months after the date of the agreement. On September 15, 2015, we issued 2,614,796 shares valued at $0.0588 for $153,750 worth of administrative services rendered, 6,377,551 shares valued at $0.0588 for $375,000 worth of cash advances received, and 476,290 shares valued at $0.0588 for $28,005.83 of accrued interest on the note.

On January 24, 2014, we issued a convertible promissory note in the amount of $270,000 with interest of 8% per annum due September 15, 2015 to KED Consulting Group LLC. We also issued a warrant to purchase 1,080,000 shares on a cashless basis between four and five years of the anniversary date of the agreement at an exercise price of $0.45 per share. On October 15, 2015, we issued 5,134,474 shares of common stock valued at $0.0588 per share in consideration of $270,000 principal and $31,907.07 interest on the note.

Effective on January 12, 2015, we entered into a convertible promissory note and warrant purchase agreement with MVF pursuant to which MVF agreed to provide services as defined in the agreement in the amount of $862,500 during the period from January 12, 2015 to December 31, 2015. The services being provided by MVF include a management team comprised of a President and CEO, Chief Financial Officer, Chief Operating Officer, Controller, corporate project manager, grant application coordinator, finance administrative assistant and public relations resources. The note matures December 31, 2015, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of MVF in four equal tranches on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 of $0.0582. Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. We also issued on January 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share, or a total of 3,450,000 shares of common stock, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. On July 6, 2015, we issued 3,863,988 shares of common stock valued at the defined conversion price of $0.0582 for $225,000 worth of services rendered. On October 1, 2015, we issued 3,863,988 shares of common stock valued at the defined conversion price of $0.0582 for $225,000 worth of services rendered. Through September 30, 2015, services valued at $637,500 have been provided, of which $225,000 remains unconverted. An additional $225,000 in services remains to be provided under the agreement for the period from October 1, 2015 to December 31, 2015, which amount will have the same conversion rights.

Effective on March 15, 2015, we entered into a Convertible Promissory Note and Warrant Purchase Agreement with KED Consulting Group LLC pursuant to which KED agreed to a twelve monthly payments of $50,000 commencing on March 15, 2015 in the aggregate amount of $600,000. The note matures March 15, 2016, and has an interest rate of 8% per annum. Principal and accrued interest are convertible at the option of KED in four equal tranches on June 15, 2015, September 15, 2015, December 15, 2015 and March 15, 2016 at a conversion price 10% lower than the lowest three day average closing prices of our common stock starting on January 12, 2015 and ending on February 11, 2015 ($0.0582). Any amount remaining outstanding upon maturity will automatically be converted into common shares at the conversion price. We also issued on March 15, 2015 warrants to purchase four common shares for each $1 of principal at $0.45 per share, or a total of 2,400,000, exercisable on any date from the four-year anniversary to the five-year anniversary from the date of the agreement. These warrants have a cashless exercise feature. The agreement contains a default provision, among others, which states that if KED is delinquent in any payment which is not cured within 10 days of written or electronic notice to KED by us, then we may cancel the agreement. In that event KED would be entitled to retain that number of warrants associated with payments made prior to the default. Through March 15, 2015 to November 5, 2015, we have received $224,000 from KED. On September 23, 2015, the Company received a notice of conversion for $137,247.31 of principal and KED and its designees received 2,366,333 shares of common stock on September 25, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during the quarter ended September 30, 2015.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective August 10, 2015, we entered into a consulting agreement with Sanjib Mukherjee for consulting services. As of November 5, 2015, we have not issued any shares in satisfaction of services rendered.

Effective September 11, 2015, we entered into a consulting agreement with Ali Divan for consulting services. As of November 5, 2015, we have not issued any shares in satisfaction of services rendered.

Item 6.	Exhibits

Exhibit No	Description
2.1	Agreement and Plan of Merger dated June 30, 2004, including the Agreement of Merger attached as Exhibit B (included as exhibits 2.1 and 2.2 to the 8-K filed by Viral Genetics, Inc. September 28, 2004, and incorporated herein by reference).
3.1	Certificate of Incorporation, filed June 8, 1998 (included as exhibit 3.1 to the Form 10-SB filed by Viral Genetics, Inc. on July 29, 1999, and incorporated herein by reference).
3.2	Certificate of Amendment, filed April 22, 1999 (included as exhibit 3.2 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.3	Certificate of Amendment, effective November 20, 2001 (included as exhibit 3.2 to the 10-KSB field by Viral Genetics, Inc. on April 24, 2002, and incorporated herein by reference).
3.4	Certificate of Amendment, effective November 17, 2004 (included as exhibit 3.3 to the Form 10-KSB filed by Viral Genetics, Inc. on April 5, 2005, and incorporated herein by reference).
3.5	Certificate of Designation of Series A Preferred Stock, filed May 12, 2009 (included as exhibit 3.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment, filed May 13, 2009 (included as exhibit 3.8 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.7	Certificate of Amendment, filed January 3, 2011 (included as exhibit 3.5 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.8	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock, filed August 22, 2012 (included as exhibit 3.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.9	Certificate of Amendment, filed October 22, 2012 (filed as Exhibit 3.9 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.10	Certificate of Amendment, filed November 13, 2012 (included as exhibit 3.10 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.11	Certificate of Amendment, filed March 18, 2014 (included as exhibit 3.11 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
3.12	Certificate of Amendment, effective July 15, 2014 (filed as Exhibit 3.12 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.13	Certificate of Restatement and Integration of Articles of Incorporation, dated September 4, 2014 (filed as Exhibit 3.13 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.14	Amended and Restated Certificate of Designation of Series A Preferred Stock, dated September 4, 2014 (filed as Exhibit 3.14 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
3.15	Bylaws (included as exhibit 3.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
4.1	Warrant issued to MedBridge Venture Fund, LLC, dated January 15, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
4.2	Warrant issued November 14, 2014 to Wild Harp Holdings, LLC (included as exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.3	Warrant issued November 14, 2014 to DW Odell Company, LLC (included as exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.4	Warrant issued March 15, 2015 to KED Consulting Group LLC (included as exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.5	Warrant issued March 1, 2014 to Mr. Anthony Freda Jr. (included as exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.6	Warrant issued March 1, 2014 to Mr. Robert Siegel (included as exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.7	Warrant issued August 22, 2014 to Mr. Hock Tiam Tay (included as exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.8	Warrant issued November 5, 2014 to Wonderland Capital Corp. (included as exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
4.9*	Warrant issued May 14, 2015 to Mr. Hock Tiam Tay.
10.1	Consulting Services Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated July 1, 2006 (included as exhibit 10.128 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.2	Consulting Agreement between Viral Genetics, Inc. and Anthony Freda, Jr., dated September 14, 2007 (included as exhibit 10.1 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.3	Exclusive License Agreement by and between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (subsequently amended and restated) (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).
10.4	Subscription Agreement between V-Clip Pharmaceuticals, Inc. and University License Equity Holdings Inc. (included as exhibit 10.4 to the 8-K filed by Viral Genetics, Inc. on December 20, 2007, and incorporated herein by reference).

10.5	Memorandum of Understanding dated November 30, 2007 by and among Viral Genetics, Inc., V-Clip Pharmaceuticals, Inc. and University License Equity Holdings, Inc. (included as exhibit 10.5 to the 8-K filed by Viral Genetics, Inc. on December 20th, 2007, and incorporated herein by reference).
10.6	Debt Restructuring Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.7	Security Agreement between Viral Genetics, Inc. and Best Investments, Inc. dated March 5, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics Inc. on July 8th, 2008, and incorporated herein by reference).
10.8	Purchase Agreement between Viral Genetics, Inc. and Michael Capizzano, dated July 1, 2008 (included as exhibit 10.7 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.9	Subsidiary Guarantee dated March 5, 2008 (included as exhibit 10.3 to the 8-K filed by Viral Genetics, Inc. on July 8th, 2008, and incorporated herein by reference).
10.10	Business Marketing Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., aka Performance Profiler Quarterly, effective October 1, 2008 (included as exhibit 10.9 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.11	Agreement and Plan of Merger by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.1 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.12	Consent and Understanding by and between Viral Genetics, Inc., a Delaware Corporation, V-Clip Pharmaceuticals, Inc., and Viral Genetics, Inc., a California corporation dated October 28, 2008 (included as exhibit 10.2 to the 8-K filed by Viral Genetics, Inc. on November 18, 2008, and incorporated herein by reference).
10.13	Extension and Amendment to Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective July 1, 2009 (included as exhibit 10.12 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.14	Exclusive License Agreement with the University of Colorado, dated August 25, 2009 (included as exhibit 10.13 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.15	Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated October 1, 2009 (included as exhibit 10.14 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.16	Exclusive License Agreement with the University of Colorado, dated November 30, 2009 (included as exhibit 10.15 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.17	Business Services Agreement between Viral Genetics, Inc. and John Michael Johnson, dated January 8, 2010 (included as exhibit 10.16 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.18	Extension Agreement between Viral Genetics, Inc. and Eric S. Rosenberg, dated February 3, 2010 and effective June 30, 2008 (included as exhibit 10.17 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.19	Consulting Services Extension Agreement between VG Life Sciences Inc. and Dr. Eric Rosenberg, dated February 3, 2010 (included as exhibit 10.129 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.20	Promissory Note between Viral Genetics, Inc. and Wonderland Capital Corp., dated March 10, 2010 (included as exhibit 10.18 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.21	Lease Agreement between Viral Genetics, Inc. and Texas Life-Sciences Collaboration Center, commencing May 1, 2010 and expiring April 30, 2013 (included as exhibit 10.19 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.22	Subscription Agreement Between Viral Genetics, Inc. and Myron and Sandi Rosenaur, dated June 21, 2010 (included as exhibit 10.20 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.23	Subscription Agreement between Viral Genetics, Inc. and Myron and Sandi Rosenaur, dated June 28, 2010 (included as exhibit 10.21 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.24	Unsecured Convertible Note between Viral Genetics, Inc. and DMBM, dated July 1, 2010 (included as exhibit 10.22 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.25	Agreement to issue securities for services - SheehanBoyce, LLC, dated August 1, 2010 (included as exhibit 10.23 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.26	Agreement to issue securities for services - Patton Capital Corp., dated August 5, 2010 (included as exhibit 10.24 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.27	Subscription Agreement and Warrant Agreement between VG Life Sciences Inc. and Rodney Williams, dated August 17, 2010 (included as exhibit 10.25 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.28	Letter Agreement between Viral Genetics, Inc. and T. Joseph Natale, dated September 21, 2010 (included as exhibit 10.26 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.29	Letter Agreement between Viral Genetics, Inc. and David Odell, dated September 21, 2010 (included as exhibit 10.27 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.30	Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010 (included as exhibit 10.28 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.31	Agreement and Amendment to Convertible Debenture Issued by VG Life Sciences Inc. and held by DMBM Inc., dated February 2013 and effective October 19, 2010 (included as exhibit 10.29 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.32	Securities Purchase Agreement between the Viral Genetics, Inc., VG Energy, Inc., and John D. Lefebvre, dated October 20, 2010 (included as exhibit 10.30 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.33	Assignment between Viral Genetics, Inc. and MetaCytoLytics, Inc., dated October 28, 2010 (included as exhibit 10.31 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.34	Assignment between Viral Genetics, Inc. and VG Energy, Inc., dated October 28, 2010 (included as exhibit 10.32 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.35	Release and Settlement between Viral Genetics, Inc. and Michael Capizzano, dated December 8, 2010 (included as exhibit 10.33 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.36	Amendment to the Settlement and Mutual Release Agreement between Viral Genetics, Inc. and Timothy & Thomas, LLC, Mr. Timothy Wright, and Mr. Thomas Little, dated October 19, 2010, effective December 28 2012 (included as exhibit 10.34 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.37	Consulting Agreement between Viral Genetics, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.35 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.38	Consulting Agreement between Viral Genetics, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.39	Consulting Agreement between Viral Genetics, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.37 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.40	Consulting Agreement between Viral Genetics, Inc. and Evan Newell, effective January 1, 2011 (included as exhibit 10.38 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.41	Consulting Agreement between Viral Genetics, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.39 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.42	Employment Agreement between Viral Genetics, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.40 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.43	Extension Agreement between Viral Genetics, Inc. and Leslie Z. Benet, effective January 1, 2011 (included as exhibit 10.41 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.44	Consulting Agreement between VG Energy, Inc. and Robert Berliner, effective January 1, 2011 (included as exhibit 10.42 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.45	Consulting Agreement between VG Energy, Inc. and M. Karen Newell Rogers, effective January 1, 2011 (included as exhibit 10.43 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.46	Consulting Agreement between VG Energy, Inc. and Bastiat Consulting Ltd., effective January 1, 2011 (included as exhibit 10.44 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.47	Consulting Agreement between VG Energy, Inc. and Monica Ord, effective January 1, 2011 (included as exhibit 10.45 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.48	Employment Agreement between VG Energy, Inc. and Haig Keledjian, effective January 1, 2011 (included as exhibit 10.46 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.49	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc., effective January 1, 2011 (included as exhibit 10.47 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.50	Addendum to Consulting Services agreement between Viral Genetics, Inc. and JTL Enterprises Corp., dated January 1, 2011 (included as exhibit 10.48 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.51	Consulting Services agreement between Viral Genetics, Inc. and Martin E. Weisberg, dated January 26, 2011 (included as exhibit 10.49 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.52	Securities Purchase Agreement between the Company, Michael Binnion, and VG Energy, Inc., dated January 27, 2011 (included as exhibit 10.50 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.53	Purchase and Sale Agreement between Viral Genetics, Inc. and John Tynan, dated January 28, 2011 (included as exhibit 10.51 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.54	Purchase and Sale Agreement between Viral Genetics, Inc. and David Odell, dated January 31, 2011 (included as exhibit 10.52 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.55	Services Agreement between Viral Genetics, Inc. and Combustion Studios Inc., dated effective February 10, 2011 (included as exhibit 10.53 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.56	Release and Settlement Agreement between Viral Genetics, Inc. and University of Vermont - DMBM, Inc., dated March 1, 2011 (included as exhibit 10.54 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.57	Note Purchase agreement between Viral Genetics, Inc. and DMBM, Inc., dated March 10, 2011 (included as exhibit 10.55 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)
10.58	Letter Agreement between Viral Genetics, Inc., DMBM, Inc., and Wonderland Capital Corp, dated May 25, 2011 (included as exhibit 10.56 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.59	Release and Settlement Agreement dated April 1, 2011 (University of Colorado) - DMBM, Inc. and Viral Genetics, Inc. (included as exhibit 10.57 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.60	Amending Agreement to agreement to issue securities for services - Patton Capital Corp., dated June 1, 2011 (included as exhibit 10.58 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.61	Amendment to Note Purchase Agreement between Viral Genetics, Inc. and DMBM Inc., dated October 6, 2011 (included as exhibit 10.59 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.62	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated October 25, 2011 (included as exhibit 10.60 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.63	Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated November 3, 2011 (included as exhibit 10.61 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.64	Investment Advisory Services Agreement between Viral Genetics, Inc. and Research 2.0 Inc., dated December 12, 2011 (included as exhibit 10.62 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.65	Extension and Confirmation Agreement between Viral Genetics, Inc. and Richard Gerstner, dated December 15, 2011 (included as exhibit 10.63 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.66	Agreement to issue securities for services - Brett Mitchell, dated December 15, 2011 (included as exhibit 10.64 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.67	Extension and Confirmation Agreement between Viral Genetics, Inc. and Marshall C. Phelps, dated December 15, 2011 (included as exhibit 10.65 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.68	Cancellation Agreement between Viral Genetics, Inc. and Imperial Consulting Network, Inc. dated January 1, 2011 (included as exhibit 10.66 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.69	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated January 27, 2012 (included as exhibit 10.67 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.70	Extension and Conversion Agreement between Viral Genetics, Inc. and Martin Eric Weisberg, dated January 30, 2012 (included as exhibit 10.68 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.71	Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.69 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.72	Clarification of extension of agreement to issue securities for services - Anthony Freda, dated February 6, 2012 (included as exhibit 10.70 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.73	Exclusive License Agreement with Texas A&M, dated February 14, 2012 (included as exhibit 10.71 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.74	Extension of agreement to issue securities for services - C. Everett Koop, dated February 22, 2012 (included as exhibit 10.72 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.75	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated February 28, 2012 (included as exhibit 10.74 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.76	Subscription Agreement between Viral Genetics, Inc. and Mr. Robert Siegel, dated March 1, 2012 (included as exhibit 10.75 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.77	Transfer Agreement between Wonderland Capital Corp and DMBM, Inc., dated March 25, 2012 (included as exhibit 10.77 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.78	Promissory Note between Viral Genetics, Inc. and DMBM, Inc. dated March 25, 2011 (included as exhibit 10.78 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.79	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated March 30, 2012 (included as exhibit 10.79 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference)

10.80	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated April 1, 2012 (included as Exhibit 10.80 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.81	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated April 27, 2012 (included as exhibit 10.82 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.82	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated May 24, 2012 (included as exhibit 10.83 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.83	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated June 30, 2012 (included as exhibit 10.84 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.84	Convertible Debenture between Viral Genetics, Inc. and Robert Siegel, dated July 31, 2012 (included as exhibit 10.85 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.85	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated July 31, 2012 (included as exhibit 10.86 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.86	Convertible Debenture between the Viral Genetics, Inc. and Robert Siegel, dated August 11, 2012 (included as exhibit 10.87 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.87	Subscription Agreement between Viral Genetics, Inc. and Best Investments Trust, dated August 12, 2012 (included as exhibit 10.88 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.88	Convertible Debenture between Viral Genetics, Inc. and Ken Kopf, dated August 14, 2012 (included as exhibit 10.89 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.89	Manufacturing Agreement between VG Energy, Inc. and Eno Research & Consulting Services, LLC, dated September 5, 2012 (included as exhibit 10.91 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.90	Convertible Debenture between Viral Genetics, Inc. and Rod Williams, dated September 7, 2012 (included as exhibit 10.92 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference
10.91	Convertible Debenture between Viral Genetics, Inc. and David Odell, dated September 12, 2012 (included as exhibit 10.93 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.92	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated September 30, 2012 (included as exhibit 10.94 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.93	Convertible Debenture between Viral Genetics, Inc. and Morales Investment Trust, dated October 1, 2012 (included as exhibit 10.95 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.94	Convertible Debenture between Viral Genetics, Inc. and Sandra Valentine, dated October 2, 2012 (included as exhibit 10.96 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.95	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated October 31, 2012 (included as exhibit 10.97 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.96	Restated Convertible Debenture between Viral Genetics, Inc., and DMBM Inc., dated November 30, 2012 (included as exhibit 10.98 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.97	Letter Agreement between VG Life Sciences Inc. and DMBM, Inc., dated December 2, 2012 (included as exhibit 10.99 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.98	Amended Convertible Debenture between VG Life Sciences Inc. and DMBM, Inc., dated December 13, 2012 (included as exhibit 10.100 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.99	Restated Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., dated December 23, 2012 (included as exhibit 10.101 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.100	Amendment between VG Life Sciences Inc. and Timothy and Thomas LLC, effective December 28, 2012 (included as exhibit 100.102 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.101	Addendum to the Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated December 31, 2012 (included as exhibit 10.103 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.102	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2012 (included as Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).

10.103	Amended Convertible Debenture between Viral Genetics, Inc. and DMBM, Inc., effective January 1, 2013 (included as exhibit 10.104 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.104	Consulting Agreement, dated January 1, 2013, by and between VG Life Sciences Inc. and Bluewater Advisory Group (included as exhibit 10.105 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.105	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $3,535.00 (included as exhibit 10.106 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.106	Convertible Note between VG Life Sciences Inc. and Michael Capizzano, dated January 1, 2013 in the amount of $20,300.00 (included as exhibit 10.107 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.107	Debenture Purchase Agreement between Timothy & Thomas, LLC and DMBM, Inc. dated February 15, 2013 (included as exhibit 10.108 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.108	Memorandum of Understanding between VG Life Sciences Inc. and MedBridge Development, LLC, dated March 18, 2013 (included as exhibit 10.109 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.109	Strategic Collaboration Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated March 18, 2013 (included as exhibit 10.110 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.110	Consulting Services Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated April 16, 2013 (included as exhibit 10.111 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.111	Strategic Alliance Agreement between VG Life Sciences Inc., VG Energy, Inc. and DAK Renewable Research related to the production of corn and subsequent oil studies, dated May 13, 2013 (included as exhibit 10.112 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.112	Convertible Debenture between VG Life Sciences Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.113 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.113	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated June 30, 2013 (included as Exhibit 10.113 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.114	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated July 13, 2013 (included as exhibit 10.114 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.115	Consulting Services Contacts between VG Life Sciences Inc. and Chrysalis Pharma Partners, LLC, dated July 17, 2013 (included as exhibit 10.127 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.116	Release and Settlement between VG Life Sciences Inc. and DMBM, Inc., dated as of July 1, 2013 (included as Exhibit 10.116 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.117	Exclusive license agreement with Scott & White Healthcare, dated July 18, 2013 (included as exhibit 10.115 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.118	Consulting Agreement between VG Life Sciences Inc. and Richard Tobin, dated August 1, 2013 (included as exhibit 10.128 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.119	Securities issued upon conversion of debt - Rodney Williams, dated August 25, 2013 (included as exhibit 10.116 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.120	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DMBM, Inc., dated September 15, 2013 (included as exhibit 10.117 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.121	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics Inc. and Eric Rosenberg, dated February 1, 2012 (included as exhibit 10.118 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.122	Note Purchase Agreement between Eric Rosenberg and Stephen B. Schott, dated September 30, 2013, for the Convertible Debenture between Viral Genetics, Inc. and Eric Rosenberg, dated June 20, 2013 (included as exhibit 10.119 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.123	Restatement and Amendment of Unsecured Note with Best Investment Trust, dated October 1, 2013 (included as exhibit 10.120 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.124	Five year 5% convertible note in the amount of $63,675.55, convertible in the amount of the VWAP for the 20 days preceding the date of conversion with Mary Sinanyan, dated October 1, 2013 (included as exhibit 10.121 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.125	Consulting Services Agreement between VG Life Sciences Inc. and Gary Musso, PhD, dated October 7, 2013 (included as exhibit 10.131 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).

10.126	Consulting Services Agreement between VG Life Sciences Inc. and Catherine Strader, PhD, dated October 29, 2013 (included as exhibit 10.130 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.127	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 1, 2013 (included as Exhibit 10.127 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.128	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated December 31, 2013 (included as Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.129	2013 Equity Incentive Plan for VG Life Sciences Inc., adopted December 20, 2013, approved by stockholders December 30, 2013 (included as exhibit 10.122 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.130	Consulting Agreement between VG Life Sciences Inc. and JTL Enterprises Corp, dated January 1, 2014 (included as exhibit 10.132 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.131	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated as of January 24, 2014 (included as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.132	Convertible Debenture between VG Life Sciences Inc. and JTL Enterprises Corp., dated January 31, 2014 (included as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.133	Tg IT, Inc. d/b/a Anchor Point IT Solutions Memorandum of Understanding, dated February 1, 2014 (included as exhibit 10.123 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.134	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 1, 2014 (included as exhibit 10.124 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.135	Convertible Promissory Note between VG Life Sciences Inc. and KED Consulting Group, LLC, dated March 1, 2014 (included as exhibit 10.125 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.136	Investment Agreement with Dutchess Opportunity Fund II L.P. dated March 28, 2014 (included as exhibit 10.126 to the Form 10-12G filed June 20, 2014, and incorporated herein by reference).
10.137	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 (included as exhibit 10.129 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.138	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 (included as exhibit 10.130 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.139	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and Wild Harp Holdings, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.131 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.140	First Amendment to the Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and DW Odell Company, LLC, dated July 9, 2014 and made effective August 14, 2014 (included as exhibit 10.132 to the Form 10-12G/A filed September 10, 2014, and incorporated herein by reference).
10.141	Convertible Promissory Note and Warrant Purchase Agreement between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated August 27, 2014 (included as exhibit 10.133 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.142	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated September 4, 2014 (included as exhibit 10.134 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.143	Notice of Conversion between VG Life Sciences Inc. and DMBM Inc., dated September 11, 2014, for conversion under the Note Purchase Agreements dated August 1, 2013, December 1, 2013, and January 31, 2014 (included as Exhibit 10.143 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.144	Convertible Promissory Note issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.135 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.145	Warrant issued September 16, 2014 to DW Odell Company, LLC (included as exhibit 10.136 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.146	Convertible Promissory Note issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.137 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference).
10.147	Warrant issued September 16, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.138 to the Form 10-12G/A filed October 1, 2014, and incorporated herein by reference)
10.148	Convertible Promissory Note issued October 27, 2014 to DW Odell Company, LLC (included as Exhibit 10.148 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.149	Warrant issued October 27, 2014 to DW Odell Company, LLC (included as Exhibit 10.149 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).

10.150	Convertible Promissory Note issued October 27, 2014 to Wild Harp Holdings, LLC (included as Exhibit 10.150 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.151	Warrant issued October 27, 2014 to Wild Harp Holdings, LLC (included as Exhibit 10.151 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2014, and incorporated herein by reference).
10.152	Amendment to the Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated May 9, 2014 (included as Exhibit 10.152 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on January 20, 2015 and incorporated herein by reference).
10.153	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and MedBridge Venture Fund, LLC, dated January 15, 2015 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
10.154	Convertible Promissory Note issued January 15, 2015 to MedBridge Venture Fund, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2015 and incorporated herein by reference).
10.155	Amendment to the Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund II, LP, dated February 5, 2015 (included as Exhibit 10.155 to the Company’s Registration Statement on Form S-1 filed on February 6, 2015 and incorporated herein by reference).
10.156	Convertible Promissory Note issued November 14, 2014 to Wild Harp Holdings, LLC (included as exhibit 10.156 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.157	Convertible Promissory Note issued November 14, 2014 to DW Odell Company, LLC (included as exhibit 10.157 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.158	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and KED Consulting Group LLC, dated March 15, 2015 (included as exhibit 10.158 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.159	Convertible Promissory Note issued March 15, 2015 to KED Consulting Group LLC (included as exhibit 10.159 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.160	Subscription Agreement between Viral Genetics Inc. and Anthony Freda, dated February 29, 2011 (included as exhibit 10.160 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.161	Consulting Services Agreement between VG Life Sciences Inc. and RJL Computer Consulting, dated February 20, 2013 (included as exhibit 10.161 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.162	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated February 28, 2013 (included as exhibit 10.162 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.163	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated March 20, 2013 (included as exhibit 10.163 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.164	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Anthony Freda, dated March 1, 2014 (included as exhibit 10.164 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.165	Convertible Promissory Note issued March 1, 2014 to Mr. Anthony Freda (included as exhibit 10.165 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.166	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Robert Siegel, dated March 1, 2014 (included as exhibit 10.166 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.167	Convertible Promissory Note issued March 1, 2014 to Mr. Robert Siegel (included as exhibit 10.167 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.168	Convertible Debenture between VG Life Sciences Inc. and DMBM Inc., dated April 18, 2013 (included as exhibit 10.168 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.169	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Hock Tiam Tay, dated August 22, 2014 (included as exhibit 10.169 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.170	Convertible Promissory Note issued August 22, 2014 to Mr. Hock Tiam Tay (included as exhibit 10.170 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.171	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Wonderland Capital Corp., dated November 5, 2014 (included as exhibit 10.171 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.172	Convertible Debenture between VG Life Sciences Inc. and Wonderland Capital Corp., dated November 5, 2014 (included as exhibit 10.172 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
10.173	Unsecured Revolving Credit Note by and between VG Life Sciences Inc. and MedBridge Development Company, LLC, dated April 13, 2015 (included as exhibit 10.173 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).

10.174	Amendment No. 1 to the Exclusive License Agreement between Scott & White Healthcare and VG Life Sciences, Inc., dated September 9, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference).
10.175	Consulting Services Agreement between VG Life Sciences Inc. and Daniel Zia, dated January 1, 2015 (included as exhibit 10.175 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015, and incorporated herein by reference).
10.176	Memorandum of Understanding between VG Life Sciences Inc. and Tg IT, Inc. (dba Anchor Point IT-Solutions) dated April 16, 2015 (included as exhibit 10.176 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2015, and incorporated herein by reference).
10.177	Reinstatement of the Amended Patent License Agreement between Scott & White Healthcare and VG Life Sciences, dated May 21, 2015 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2015, and incorporated herein by reference).
10.178*	Consulting Agreement, dated August 10, 2015, between VG Life Sciences Inc. and Sanjib Mukherjee.
10.179	Convertible Promissory Note and Warrant Purchase Agreement entered into by and between VG Life Sciences Inc. and Mr. Hock Tiam Tay, dated May 14, 2015.
10.180	Convertible Promissory Note issued May 14, 2015 to Mr. Hock Tiam Tay.
10.181*	Consulting Agreement, dated September 11, 2015, between VG Life Sciences Inc. and Ali Divan.
14.1	Code of Ethics (included as exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2015 and incorporated herein by reference).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema Document
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VG LIFE SCIENCES INC.

Date: November 19, 2015	By:	/s/ John Tynan
John Tynan Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2015	By:	/s/ David Odell
David Odell
Chief Financial Officer
(Principal Financial Officer, and
Principal Accounting Officer)

